Form 10-Q
period 1993-11-30
UNIVAR CORP
filed 1994-01-13
CIK 101929

14

                          UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended November 30, 1993

                                OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-5858


                        UNIVAR CORPORATION


                   A Delaware            I.R.S. Employer
                   Corporation          No.  91-0816142


                       6100 Carillon Point
                   Kirkland, Washington  98033
                   Telephone No. (206) 889-3400


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO ____

On  January  5,  1994  the Registrant had outstanding  19,643,025 shares (excluding treasury shares) of common stock of $0.33-1/3 par value, which is the Registrant's only class of common stock.

UNIVAR CORPORATION and Subsidiaries

INDEX TO FORM 10-Q


                                                     PAGE NO.

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
           November 30, 1993 and February 28, 1993                 3

           Consolidated Statements of Operations
           Three and Nine Months Ended November 30, 1993 and 1992  4

           Condensed Consolidated Statements of Cash Flows
           Three and Nine Months Ended November 30, 1993 and 1992  5

           Notes to Condensed Consolidated Financial Statements    6


     Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations           7



PART II - OTHER INFORMATION

     Item 5.   Other Information                                   9

     Item 6.   Exhibits and Reports on Form 8-K                    9



SIGNATURES                                                        10

UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) (See Notes)

(000's)
                             November 30, 1993  February 28, 1993


 Assets
 Current Assets:
   Cash and cash equivalents       $  18,416     $  29,516
   Receivables - net                 218,271       230,081
   Inventories                       122,792       131,119
   Other current assets               13,248         8,467
                                   ---------     ---------
       Total current assets          372,727       399,183

 Real Properties Held for             30,367        30,878
 Sale
    and Long Term Receivables
 Property, Plant and                 219,882       232,395
 Equipment - net
 Other Assets                         31,458        29,895
                                     -------       -------
                                    $654,434     $ 692,351
                                    ========     =========
 Liabilities and
 Shareholders' Equity
 Current Liabilities:
   Bank overdrafts                 $  22,644     $  17,896
   Notes payable                      14,413        31,445
   Current portion of long-            5,241         6,933
     term debt
   Accounts payable                  199,356       210,483
   Accrued liabilities                40,199        38,568
                                   ---------     ---------
       Total current liabilities     281,853       305,325

 Long-term Debt                      150,563       169,922

 Other Long-term Liabilities          60,462        52,664

 Minority Interest                     1,276         1,150

 Shareholders' Equity
   Common stock                        7,339         7,339
   Additional paid-in capital         69,779        69,555
   Retained earnings                  98,750        97,495
   Cumulative translation             -5,694        -1,041
      adjustment
   Treasury stock                     -9,629        -9,633
   Deferred stock
      compensation expense              -265         - 425
                                     -------       -------
       Total shareholders' equity    160,280       163,290
                                     -------       -------
                                    $654,434      $692,351
                                    ========      ========

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited) (See Notes)


                          Three Months Ended       Nine Months Ended
                           November 30,                 November 30,
(000's
except per share data)       1993      1992       1993        1992

Sales                      $430,299  $452,907  $1,392,368  $1,385,433

Cost of Sales               366,075   388,003   1,187,724   1,183,984
                           --------  --------  ----------  ----------

Gross Margin                 64,224    64,904     204,644     201,449

Gross Margin Percentage       14.9%     14.3%       14.7%       14.5%

Operating Expenses           60,117    62,676     185,185     184,157
                           --------   -------    --------    --------

Income from Operations        4,107     2,228      19,459      17,292

Other Income (Expense):
   Interest expense          -3,133    -3,701     -10,020     -11,252
   Other income-net             285       356         732       2,063
                            -------    ------     -------     -------
Income Before Provision
for Taxes and Minority
Interest                      1,259    -1,117      10,171       8,103

Provision for Taxes on
Income                          877       167       4,267       3,315
                              -----    ------     -------      ------

Income before Minority
Interest                        382      -950       5,904       4,788

Minority Interest in
Univar Europe                    76       203        -216        -140
                               ----     -----      ------      ------

Net Income                    $ 458    $ -747      $5,688      $4,648
                              =====    ======      ======      ======

Net Income per Share          $0.02    $-0.04      $ 0.29      $ 0.24
                              =====    ======      ======      ======

Dividends per Share          $0.075    $0.075      $0.225      $0.225
                             ======    ======      ======      ======
Weighted Average Number
of Shares Outstanding        19,689    19,692      19,684      19,699
                             ======    ======      ======      ======

UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (See
Notes)


                              Three Months Ended   Nine Months Ended
                                   November 30,     November 30,
(000's)                          1993     1992    1993     1992

Cash Flows Provided by
Operating Activities:
   Net Income (Loss)            $  468  $  -747  $5,688   $4,648

   Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
      Depreciation and
        amortization             6,890    6,954  20,573   19,092
      Other                        889    6,307     873    1,343
   Changes in assets and
     liabilities:
      Accounts receivable       13,952   20,499   3,640    3,756
      Inventories                  311      726   6,454     -856
      Accounts payable             135   -6,595  -3,407   -5,173
      Other current assets         938    5,649   8,209    6,759
      Other current liabilities  1,156     -438   3,472   -2,231
                                ------   ------  ------  -------
Net Cash Provided by
Operating Activities            24,729    32,355 45,502   27,338
                               -------   ------- ------  -------
Cash Flows Used by Investing
Activities:
   Investment activity            -582   -2,367     239        7
   Additions to property,
    plant, and equipment        -1,254   -2,487  -8,790   -8,453
   Changes in other assets      -1,741   -   82  -2,095   -  198
                               -------   ------  ------   ------
Net Cash Used by Investing
Activities                      -3,577   -4,936 -10,646   -8,644
                               -------   ------ -------   ------
Cash Flows Used by Financing
Activities:
   Short-term borrowing         -5,359   15,016 -18,121   24,616
   Common stock activity            72       21     290      -49
   Long-term debt incurred           0   73,995  10,000  163,500
   Reduction in long-term debt  -3,894 -107,466 -29,921 -199,111
   Payment of dividends              0   -2,943  -4,417   -5,883
                                ------  ------- ------- --------
Net cash Used by Financing
Activities                      -9,181  -21,377 -42,169  -16,927
                                ------  ------- -------  -------
Effect of exchange rate
changes on cash                   -235      783  -1,005      524
                                ------  -------  ------  -------

Net Cash Provided (Used)        11,736    6,825  -8,318    2,291

Cash and Cash Equivalents at
Beginning of Period              9,462   12,812  29,516   17,346
                                ------  -------  ------   ------
Cash and Cash Equivalents at
End of Period                  $21,198  $19,637 $21,198  $19,637
                               =======  ======= =======  =======

UNIVAR CORPORATION and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of presentation

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report of the Registrant for the fiscal year ended February 28, 1993, and filed as Item 8 to Form 10-K, Commission File No. 1-5858.

     Results   of   operations  for  interim  periods   are   not
     necessarily indicative of the results that may be expected for the year ending February 28, 1994.

2.   LIFO inventory

     The LIFO method of pricing is used for approximately 69% of the Registrant's inventory. Because an actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time, interim financial results are based on estimated LIFO adjustments and are subject to final fiscal year-end LIFO inventory amounts.

3.   Accounting changes

     Effective  March  1,  1993,  the  Corporation  adopted  FASB
     Statement  No. 106 "Employers' Accounting for Postretirement
     Benefits  Other Than Pensions," and FASB Statement  No.  109
     "Accounting for Income Taxes."

     FASB Statement No. 106 requires accrual of retiree health care costs during an employee's service period instead of expensing those costs when they are paid as has been the generally accepted practice. The Corporation elected to amortize over twenty years the present value of retiree health care costs attributable to prior years.

     FASB Statement No. 109 requires the use of the asset and liability method of accounting for deferred income taxes. The favorable cumulative effect of implementation of this Statement, which represents the impact of adjusting deferred tax balances to reflect current tax rates, is insignificant and was included in the first quarter tax
     provision.   Prior  year  financial  statements   were   not
     restated.

     The  Corporation is required to adopt FASB Statement No. 112
     "Employers'   Accounting   for   Postemployment    Benefits"
     effective with fiscal 1995. The Corporation anticipates that the financial impact will not be material.

Item 2.     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net earnings for the third quarter were $0.5 million compared  to a  net  loss  of $0.7 million for the third quarter  last  fiscal
year.   Sales  for the quarter of $430.0 million were  down  from
$452.9 million in the comparable quarter last year.

For the first nine months this year, earnings were up approximately 22% to $5.7 million compared with earnings of $4.6 million for the first nine months last year. Sales for the first nine months totaled $1.4 billion, unchanged from the first nine months of the prior year.

Sales in the United States were down by 2% for the third quarter as a result of the Corporation's decision at the end of the second quarter, to divest its textile chemical business. Most, but not all of this business had been sold as of the end of the third quarter. Excluding textile chemicals, sales in the United States were up by 4%. In foreign markets served by Univar, the Corporation experienced sales growth despite continuing sluggish economic conditions. When measured in local currencies, sales are up over 5% in Europe and almost 7% in Canada. However, foreign sales expressed in U.S. dollars declined due to unfavorable currency exchange rates, which dropped approximately 6% for the Canadian dollar and 19% for the combination of European currencies in the markets served by Univar.

Continuing weak economic conditions in Europe are actually working in the Corporation's favor, as manufacturers seeking to reduce overhead are turning over more of their output to distributors, such as Univar. The percentage of the total chemical market in Europe available to distributors is increasing as a result of the slow economy.

Gross margin percentage improved in each of the markets served by Univar, resulting in a combined average of 14.9% for the quarter, compared with 14.3% in the third quarter last year. For the first nine months of the year, gross margin percentage was 14.7% compared with 14.5% for the first nine months last year.

Operating expenses for the third quarter were $60.1 million or 14.0% of sales, compared with $62.7 million, or 13.8% of sales for the third quarter of the prior year. Operating expenses as a percentage of sales continued to decrease in Univar's foreign operations. In the United States, decreased operating expenses resulting from management of health care costs and other cost containment programs were offset by expenses related to the Corporation's re-engineering project.

Operating expenses for the first nine months this year were up by less than 1% to $185.2 million. Expressed as a percentage of sales, operating expenses for the first nine months this year were 13.3%, unchanged from the first nine months of the prior year.

Item 2.     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS, continued

The Corporation is involved in certain elective and required environmental programs. The following table shows additions to and expenditures charged against the Corporation's environmental accruals for the current and prior year comparable quarters and first nine months:


                           Three months ended   Nine months ended
                             November 30,         November 30,
     (millions)              1993      1992     1993      1992


     Beginning balance      $15,122   $4,420   $15,369   $5,119

     Expense provisions       1,001      151     3,013    1,345

     Insurance recoveries        -        -        -        176

     Expenditures               680    1,598     2,939    3,667
                            -------   ------   -------   ------

     Ending balance         $15,443   $2,973   $15,443   $2,973
                            =======   ======   =======   ======


Taxes were provided at an effective rate of 69.7% for the third quarter. This comparatively higher rate is the result of currently nondeductible foreign losses. For the first nine months of this year, taxes were provided at an effective rate of 42.0% compared with a rate of 40.9% for the prior year comparable period.

Liquidity and Capital Resources

Working capital at the end of the third quarter was $90.9 million, down from $93.9 million at the prior year-end. Over the same period, the current ratio increased slightly to 1.32:1 compared with 1.31:1. The changes in working capital and current ratios are due in part to seasonal fluctuations in working capital components related to agricultural sales and to reduced current borrowings.

Cash flow provided by operations totaled $24.7 million for the quarter, down from $32.3 million for the third quarter last year. For the first nine months this year, cash provided by operations totaled $45.5 million compared with $27.3 million for the first nine months last year. The fluctuation for the quarter and first nine months reflects changes in components of working capital, primarily through improvements in inventory and accounts receivable management.

The Corporation has short and medium term bank lines available to cover its anticipated liquidity requirements. In addition, the Corporation has a unilateral right to put (sell) newly issued shares of common stock to The Dow Chemical Company. The terms of the put agreement, which expires on February 28, 1994, provide for the sale of approximately 2.5 million to 2.9 million new shares. Pricing of this stock is now set at $18.74 per share. (See Note 8 to the financial statements included in the Corporation's fiscal 1993 annual report on Form 10-K previously filed with the Securities and Exchange Commission.) (See Item 5 below.)

Item 2.     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS, continued

Capital Expenditures

During the third quarter of this fiscal year, additions to property, plant, and equipment totaled $1.3 million, compared with $2.5 million for the prior year quarter. Current quarter additions consisted primarily of normal replacement and upgrading of fixed assets and construction expenditures for refurbishing warehouse and office facilities. The Corporation utilized available cash to fund the capital expenditures.



Part II.     OTHER INFORMATION

Item 5.    Other Information

      The Corporation, in cooperation with The Dow Chemical Company and Pakhoed Investeringen B.V., agreed to extend until February 28, 1994, two agreements which were due to expire
December 31, 1993. The first of these agreements provides an option to sell to Dow approximately 2.5 million to 2.9 million additional shares of Univar common stock at a price of $18.74 per share. The second agreement includes an obligation of Univar to purchase the minority interest in Univar Europe held by Pakhoed, if Pakhoed so elects.

Item 6.    Exhibits and Reports on Form 8-K

     A. Exhibit
        Number     Description


          10.29    Third Amendment to Agreement of Purchase and Sale of Stock

          10.30    Third Amendment to Shareholders Agreement



     B. Reports on Form 8-K

        There have been no reports on Form 8-K filed, or required to be filed, during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




UNIVAR CORPORATION



Date:  January 13, 1994    By:    \JAMES W. BERNARD
                                   James W. Bernard
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)



Date:  January 13, 1994     By:    \GARY E. PRUITT
                                    Gary E. Pruitt
                                    Vice President - Finance and Treasurer
                                    (Principal Financial and Accounting Officer)