Form 10-K
period 1994-02-28
UNIVAR CORP
filed 1994-05-27
CIK 101929

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

     [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1994

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____ to ____

                      Commission File Number 1-5858


                       UNIVAR CORPORATION

            A Delaware                          I.R.S. Employer
            Corporation                         No.  91-0816142

                      6100 Carillon Point
                   Kirkland, Washington  98033
                  Telephone No. (206) 889-3400

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
  Title of each class                               on Which Registered

Common Stock, $.33-1/3 Par Value                  New York Stock Exchange
                                                  Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
 Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant at May 16, 1994 was approximately $100,890,000. As of such date, 21,648,273 shares of the registrant's common stock, $0.33-1/3 par value, which is the registrant's only class of common stock, were o

               Documents Incorporated by Reference

The Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Item 10 - Directors Only, and Items 11, 12 and 13 of Part III)

PART  I


ITEM 1.     BUSINESS

The Company

Univar Corporation (Univar, the Registrant, or the Corporation) was incorporated in September, 1966 to become the successor corporation in the merger of Van Waters & Rogers, Inc. and United Pacific Corporation, both long established companies then doing business in the western United States and western Canada. For the fiscal year ended February 28, 1994, Univar Corporation and its three wholly or majority owned subsidiaries were involved in the distribution of industrial, agricultural and pest control chemicals and related products. Van Waters & Rogers Inc. conducts its operations throughout the United States. Van Waters & Rogers Ltd. conducts its operations throughout Canada. Univar Europe N.V. (Univar Europe) conducts its operations in the United Kingdom, Scandinavia, Switzerland and northern Italy.

Distribution is the process by which manufacturers, both large and small, get their products to many end users in the most economical way. As a distributor of industrial and agricultural chemicals and related products, the Corporation's role is to purchase chemicals from manufacturers in truck, railcar, or tankcar quantities and sell them in smaller quantities to various customers. Univar adds value to its products through superior service, selection, and delivery reliability.

The Corporation provides a hazardous waste management service in the U.S. called ChemCare(Registered Trademark). ChemCare is a service that allows the Corporation to maximize the use of existing equipment, facilities and chemical handling knowledge by assisting customers in the responsible collection and disposition of their chemical waste streams. It is in essence a reverse distribution process, developed in response to customer demand for help in coping with increasingly complex environmental regulations at the Federal, state and local levels.

The Corporation does not, under ChemCare or any other program, actually dispose of chemical waste streams. The Corporation has contracted with Environmental Protection Agency (EPA) permitted hazardous waste disposal sites for that disposal, through incineration, recycling or other means. ChemCare is a service providing its customers with logistics management, temporary waste storage, and access to various treatment and disposal technologies.


Financial Information About Industry Segments

The Corporation has operated in only one market segment, chemical distribution, through its wholly owned subsidiaries, Van Waters & Rogers Inc. in the United States, Van Waters & Rogers Ltd. in Canada, and its majority owned subsidiary Univar Europe N.V., in Europe, which will be 100% owned by the end of fiscal 1995. See the discussion of subsequent events in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Operations in Canada and Europe for each of the last three years are reported in the Univar Corporation financial statements under the caption of Note 10. Such Industry Segment Information is incorporated herein by reference.


Raw Materials

Numerous sources of supply generally exist for nearly all raw materials essential to the business.

Patents, Trademarks and Tradenames

Univar and its subsidiaries own certain trademarks, servicemarks, and tradenames which are subject to renewal at various dates beginning in 1995 through 2009. These marks and names are important in the Corporation's current operations but not indispensable.

Seasonal Business

No material portion of the continuing operations of the Corporation or its subsidiaries is regarded as highly seasonal.

Principal Customers

No portion of the continuing operations of the Corporation is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the Corporation.

Competitive Conditions

In the distribution of chemicals and related products, Van Waters & Rogers Inc., Van Waters & Rogers Ltd., and Univar Europe N.V. compete with local, regional and national distributors, as well as with manufacturers who sell direct. Although Univar is one of the largest industrial chemical distributors in North America and has expanded its operations to Western Europe, the Corporation faces significant competition from distributors who have a larger market share within local and regional markets as well as from other national distributors.

The Corporation competes on a variety of factors such as price, product quality, customer service, selection of available products, reliability, technical support, and delivery.

Research and Development

As a distributor, Univar and its subsidiaries do not engage in research activities relating to the development of new products or the improvement of existing products.

Environmental Matters

See "The Environment" section of Management's Discussion and Analysis in Item 7 of this filing and also Item 3 - Legal Proceedings below.

Employees

As of February 28, 1994, Univar and its subsidiaries had 3,250 full-time employees, of which 495 employees are members of various labor unions. At year end, the Corporation was in negotiations with one labor union in connection with renewal of a labor contract. The Corporation generally enjoys good relations with its employees.

Backlog

The Corporation records revenues as orders are shipped. Due to the nature of the Corporation's business, no record of the backlog of orders is maintained.

EXECUTIVE OFFICERS OF THE REGISTRANT



Name                 Age   Business Experience Past Five Years   Position Held

James H. Wiborg(1)    69       Chairman of Registrant              1990 -
  Chairman                     Chairman and Chief Strategist
  Director                     of Registrant                       1986-1990

James W. Bernard      56       President and Chief Executive Officer
  President and Chief          of Registrant                       1986 -
     Executive Officer
  Director

James P. Alampi       47    Senior Vice President of Registrant    1991 -
  Senior Vice President       President, Van Waters & Rogers Inc.  1992-
  President, Van Waters &     (Distribution of chemicals and
       Rogers Inc.              related products)
                            Vice President of Administration,
                            VWR Corporation                        1988 - 1989
                              (Scientific equipment and
                                  supply distribution)

James L. Fletcher     50   Senior Vice President of Registrant     1989 -
  Senior Vice President

Paul Hough            55   Senior Vice President of Registrant     1992 -
  Senior Vice President     Vice President of Registrant           1991 - 1992
  President, Van Waters    President, Van Waters & Rogers Ltd      1991 -
     & Rogers Ltd.         V. President, Van Waters & Rogers Ltd.  1988 - 1991
                            (Distribution of chemicals and
                                 related products)

William A. Butler     43  Vice President, General Counsel,
  Vice President, General   and Corporate Secretary of Registrant  1990 -
   Counsel and Corporate     Partner, Preston Thorgrimson Shidler
   Secretary                 Gates & Ellis (attorneys at law)      1983 - 1990

Gary E. Pruitt        44  Vice President-Finance, Treasurer &
  Vice President-Finance,  Assistant Corporate Secretary           1992 -
  Treasurer and Assistant  V. President, Treasurer and Assistant
  Corporate Secretary      Corporate Secretary of Registrant       1989 - 1992
                           Treasurer of Registrant                 1987 - 1989



    (1) Family Relationships: Robert S. Rogers and N. Stewart Rogers, directors of the Registrant, are brothers-in-law of James H. Wiborg.

No arrangement or understanding exists between any officer and any other person pursuant to which he was elected as an officer.

ITEM 2.     PROPERTIES

The Corporation operates from 152 facilities; 105 in the United States, 20 in Canada, and 27 in Europe, with a total of approximately 4,928,000 square feet of office and warehouse space, (3,659,000 in the U.S., 684,000 in Canada, and 585,000 in Europe) of which 3,622,000 square feet is owned (84 facilities) and the remainder leased.

Listed below are the principal plants and physical properties of the Corporation and its subsidiaries used in the wholesale distribution of industrial, agricultural, and pest control chemicals. The Corporation believes its facilities are in good condition and adequate for its current operations.



                           VAN WATERS & ROGERS, INC.
                             Principal Facilities

                      Bldg.     Land         Nature of Ownership
                       Area     Area                        Expiration
Location              (Sq. Ft.)(Acres)    Owned   Leased    Date of Lease

Atlanta, GA          96,000       8.6    X
Chicago, IL          55,000       2.8    X
Cleveland, OH        47,000       5.6    X
Dallas, TX          146,000       9.8    X
Denver, CO           79,000       4.9    X
Houston, TX          85,000      20.6    X
Indianapolis, IN     58,000       8.8    X
Jacksonville, FL     51,000       1.8    X
Kent, WA            132,000      11.7    X
Kirkland, WA        126,000                       X         August 2001
Lafayette, LA        60,000       5.1    X
(Carencro)
Los Angeles, CA     156,000       9.4    X
(Bonnie Beach)
Los Angeles, CA     140,000       7.0    X
(Jillson Street)
Omaha, NE            67,000      10.3    X
Phoenix, AZ          66,000      10.0    X
Portland, OR         95,000       9.5    X
St. Paul, MN         88,000       9.0             X         September 2002
Salem, MA           188,000      10.6             X         December 2000
Salt Lake City, UT   76,000       4.6    X
San Jose, CA        155,000      14.6    X



Other Van Waters & Rogers Inc. properties (owned or leased), which consist mainly of industrial warehouses and related office space:


Albany, NY
Albuquerque, NM
Altoona, PA
Amarillo, TX
Anchorage, AK
Augusta, GA
Beaumont, TX
Birmingham, AL
Bloomington, IL
Buffalo, NY
Burlington, IA
Carlin, NV
Casper, WY
Charlotte, NC
Chattanooga, TN
Chicago Hts., IL
Chippewa Falls, WI
Cincinnati, OH
Cincinnati (Evendale), OH
Columbus, OH
Corpus Christi, TX
Delray Beach, FL
Detroit, MI
El Paso, TX
Eugene, OR
Fort Myers, FL
Fort Wayne, IN
Fresno, CA
Geismar, LA
Glendale (Phoenix), AZ
Grand Rapids, MI
Greensboro, NC
Greenville, NC
Harlingen, TX
Harrisburg, PA
Helena, MT
Honolulu, HI
Kansas City, MO
Kingsport, TN
Knoxville, TN
Las Vegas, NV
Lewiston, ME
Little Rock, AR
Longview, TX
Louisville, KY
Memphis, TN
Miami, FL
Milwaukee, WI
Mobile, AL
Nampa, ID
Nashville, TN
New Orleans, LA
New Rochelle, NY
Oak Brook, IL
Odessa, TX
Oklahoma City, OK
Orlando, FL
Oxnard, CA
Pasco, WA
Philadelphia, PA
Pittsburgh, PA
Pocatello, ID
Pompano Beach, FL
Reno, NV
Richland, MS
Richmond, VA
Riverside, CA
Rock Springs, WY
Sacramento, CA
San Antonio, TX
San Diego, CA
San Juan, Puerto Rico
Sioux City, IA
South Bend, IN
Spartanburg, SC
Spokane, WA
Springfield, MO
St. Louis, MO
Tampa, FL
Toledo, OH
Tucson, AZ
Tulsa, OK
Wichita (Mead), KS
Wichita (Mosley), KS
Woodbridge, NJ



                            VAN WATERS & ROGERS LTD.
                             Principal Facilities


Location                  Bldg.     Land
(all properties are       Area      Area                     Expiration
located in Canada)        (Sq.Ft.)  (Acres)  Owned   Leased  Date of Lease


Abbotsford, Br. Columbia 29,000       4.5        X
Calgary, Alberta         53,000       4.6        X
Downsview (Toronto),Ont  90,000       8.0        X
Edmonton, Alberta        59,000       5.6        X
Lachine (Montreal),Que   52,000       3.3        X
London, Ontario          45,000                  X           October 1998
Richmond (Vancouver),
   British Columbia      82,000       8.7        X
Valleyfield, Quebec      36,000      23.9        X
Weston (Toronto), Ont   105,000      11.3        X
Winnipeg, Manitoba       35,000       4.7        X



Other Van Waters & Rogers Ltd. properties in Canada (owned or leased) which consist mainly of industrial warehouses and related office space:

Brandon, Manitoba
Dartmouth, Nova Scotia
Fort St. John, British Columbia
Grand Prairie, Alberta
Kelowna, British Columbia
Lethbridge, Alberta
Quebec City, Quebec
Red Deer, Alberta
Regina, Saskatchewan
Saskatoon, Saskatchewan



                              UNIVAR EUROPE N.V.
                             Principal Facilities

                          Bldg.     Land
                          Area      Area                     Expiration
Location                  (Sq.Ft.)  (Acres)  Owned   Leased  Date of Lease

Birmensdorf, Switzerland      89,000   3.2     x
Copenhagen (Provestenen),
   Denmark                     8,000                  x      January 2004
Croydon, United Kingdom       19,000                  x     June 1996
Empoli, Italy                  6,500                  x     January 1997
Gothenberg, Sweden           150,000                  x     September 2003
Grimsby, United Kingdom       78,000                  x     April 2068
Kista, Sweden                  7,000                  x     December 1993
Malmo, Sweden                 39,000                  x     December 2018
Manchester, United Kingdom    11,000                  x     April 2013
Milan, Italy                   5,000                  x     December 1995
Milton Keynes, United Kingdom 45,000   3.3            x
Scunthorpe, United Kingdom    12,000                  x     March 2076
Stockholm, Sweden             23,000                  x     December 1999
Queenborough, United Kingdom   9,000                  x     May 1994
Venizia Mestre, Italy         11,000                  x     December 1994
Zurich, Switzerland           28,000                  x     March 1996


Other Univar Europe properties (owned or leased) which consist mainly of industrial warehouses and related office space:

Asker, Norway
Brighton, United Kingdom
Christchurch, United Kingdom
Exeter, United Kingdom
Fredrikstad, Norway
Gateshead, United Kingdom
Glasgow, United Kingdom
Heggedal, Norway
Kerava, Finland
Norrkiping (Fleminggatan), Sweden
Tamworth, United Kingdom


ITEM 3.     LEGAL PROCEEDINGS

Because of the nature of its business, the Corporation is involved in numerous contractual, product liability, and public liability cases and claims. The liabilities for injuries to persons or property are frequently covered by liability insurance, and the deductible and self-insured portions of these liabilities, where applicable, have been accrued in the financial statements set forth at Item 8 below. See also "The Environment" section of Management's Discussion and Analysis in Item 7 of this filing.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year covered by this report.


PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

Univar Corporation common stock is listed for trading on the New York and Pacific Stock Exchanges under the trading symbol UVX. The high and low sales prices for the Corporation's common stock for each quarter during the last two years as reported on the New York Stock Exchange follows:

                                1994              1993
                            High     Low    High       Low
       First Quarter      $11.38    $9.50  $13.38    $10.63
       Second Quarter     $13.38    10.88   12.88     11.38
       Third Quarter      $14.25    10.00   12.88     10.00
       Fourth Quarter     $12.88    10.88   13.00     10.63


Security Holders

As of February 28, 1994, the Corporation estimated there were approximately 6,300 beneficial shareholders.

Dividends

Quarterly cash dividends of $0.075 per share have been declared during each of the last eight quarters.

Debentures

Effective May 1, 1993, the Corporation redeemed all of its outstanding 9-3/4% Subordinated Sinking Fund Debentures. Approximately $1.8 million in principal amount was outstanding on the redemption date.

ITEM 6.     SELECTED FINANCIAL DATA
For the Fiscal Years Ended February 28/29
(Thousands of dollars, except share data)

                              1994       1993       1992      1991      1990

Sales                   $1,802,464 $1,801,023 $1,558,496 $1,396,229 $1,378,864
Cost of sales            1,532,931  1,536,817  1,334,123  1,185,576   1,173,134
                         ---------  ---------  ---------  ---------  ----------
Gross margin               269,533    264,206    224,373    210,653    205,730
Operating expenses         242,388    243,008    212,783    168,848    158,662
Re-engineering
   and restructuring
   charges                   4,507        ---      9,870       ---       ---
                          --------    -------   --------  --------  --------
Income from operations      22,638     21,198      1,720    41,805    47,068
Interest expense           -12,921    -15,248    -11,358   -10,832   -13,109
Other - net                    525      2,478      1,835     2,672     2,073
                          --------   --------   --------  --------  --------
  Income (loss) before
  provision for (benefit
  of) taxes on income and
  minority interest         10,242      8,428     -7,803    33,645    36,032
Provision for
  (benefit of) taxes
  on income (loss)           4,403      2,811     -1,785    13,997    14,487
                         ---------  ---------  ---------  --------   -------
  Income (loss) before
  minority interest          5,839      5,617     -6,018    19,648    21,545
Minority interest's
  share in income (loss)       379        482       -392       ---       ---
                         ---------   --------   --------  --------  --------
Net income (loss)           $5,460     $5,135    $-5,626   $19,648   $21,545
                         =========   ========   ========  ========  ========
Weighted average common
  shares outstanding        19,703     19,698     19,247    17,796    17,728

Net income (loss) per share  $0.28      $0.26    $(0.29)     $1.10     $1.22
Cash dividends declared
  per share                   0.30       0.30       0.30      0.30      0.30

Total assets               652,694    692,351    716,488   532,500   477,408
Total debt                 177,685    208,300    216,005   151,659   130,223
Long-term debt             147,058    169,922    202,894   135,531   116,199
Working capital             83,545     93,858    114,724    89,140    71,940
Shareholders' equity       157,406    163,290    168,407   148,337   131,880
Book value per share          8.01       8.32       8.59      8.42      7.53
Return on beginning equity    3.3%       3.0%     (3.8)%     14.9%     18.8%


    (1) Results for fiscal 1992 were affected by acquisitions in Europe, Canada, and the United States. See Note 7 to financial statements incorporated herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Operations
The Corporation modestly improved its operating results and reported higher net income for the year, despite a continuing weak economy and the impact of substantial costs of a re-engineering program which is underway in the Corporation's U.S. operations. Net income totaled $5.5 million for fiscal 1994, compared to net income of $5.1 million for fiscal 1993 and a net loss of $5.6 million for fiscal 1992. Excluding the costs of the re-engineering, net income would have totaled $8.3 million for fiscal 1994.

FISCAL 1994 COMPARED WITH FISCAL 1993
Sales for 1994 totaling $1.8 billion are comparable to 1993, but are not reflective of the real growth experienced in each of the Corporation's continuing markets. In the United States, sales grew by 1.5% despite the Corporation's decision at the end of the second quarter to divest its textile chemical business and despite the impact of legislation that has resulted in a precipitous decline in the sales of chlorinated fluorocarbons and chlorinated solvents. Textile chemicals and chemicals impacted by legislative action accounted for 5.5% of total sales during 1994, down from 8.6% in 1993. Excluding these products, sales in the United States grew by 5.0%.

Foreign markets served by the Corporation continued to experience sales growth. When measured in local currencies, sales are up over 7% in Europe and more than 12% in Canada. However, due to unfavorable currency exchange rates, foreign sales expressed in U.S. dollars do not reflect this real growth. The Canadian dollar dropped approximately 6% against the U.S. dollar and the combination of European currencies in the markets served by Univar dropped approximately 19% against the U.S. dollar.

The Corporation's sales were affected by inflation rates estimated at 0.9% and 2.3%, for 1994 and 1993, respectively. Higher inflation in fiscal 1993 was caused in part by increasing prices for products such as chlorinated fluorocarbons and chlorinated solvents. The proportion of sales attributable to these products has declined by approximately 30% compared with fiscal 1993 and is expected to continue to decrease during fiscal 1995 as a result of the legislative actions described previously.

Gross margin dollars for the current year increased by $5.3 million compared with the prior year. Gross margin percentage for 1994 was 15.0%, up from 14.7% for 1993. The Corporation's business mix is not significantly changed compared with the prior year. Through-warehouse and direct sales accounted for approximately 76.9% and 21.3%, respectively, of total sales for the current year. Other sales, consisting primarily of ChemCare services accounted for the remaining 1.8% of sales. While the mix did not change, margin percentage on both through-warehouse and direct sales increased compared with the prior year. Margin percentage on ChemCare services was unchanged from the prior year.

Consolidated operating expenses, including re-engineering costs, as a percentage of sales were 13.7% for 1994 compared with 13.5% for 1993. In the United States, operating expenses, exclusive of re-engineering charges, as a percentage of sales, increased to 14.1% for 1994 compared with 13.8% for 1993. Increases in wages, depreciation, and environmental costs were partially offset by savings realized from management of health care costs and lease costs, and by continuing
results from expense reduction programs.   Canadian operating expenses
dropped to 9.8% of sales for 1994 compared with 10.5% of sales for 1993. European operating expenses decreased to 14.6% of sales compared with 15.1% in the prior year. Reductions in operating expenses as a percentage of sales in both Canada and Europe are due primarily to increased sales volumes which did not require related increased fixed costs and realized benefits of continuing cost reduction programs.

During the third quarter the Corporation initiated an intensive re-engineering program which, when completed, should result in significant fundamental changes in business practices in our U.S. operations. The Corporation has retained a consulting firm which has broad experience assisting both chemical manufacturing and wholesale distribution clients to identify and implement the type of changes necessary in order for the Corporation to achieve a significant competitive advantage. Re-engineering costs to date total $4.5 million, consisting primarily of consulting fees and travel costs incurred in the study of current operations and preliminary designs for change. The Corporation expects this effort to continue throughout fiscal 1995. Consulting fees and related costs are expected to total approximately $12 million for fiscal 1995.

Interest expense decreased to $12.9 million for 1994 compared with $15.2 million for 1993. The decrease is due to a combination of reduced borrowings and reduced effective interest rates. The overall average interest rate was 7.7% for 1994 compared with 8.1% for 1993.

During the fourth quarter of fiscal 1993, the Corporation entered into certain interest rate swap agreements to manage its exposure to interest rate fluctuations. At February 28, 1994, the aggregate notional value of these agreements totaled $50 million, with a weighted average remaining life of approximately 7 years. These agreements effectively convert a portion of the Corporation's floating rate debt to fixed rate debt with rates ranging from 6.77% to 7.25%. (See Note 3 to the financial statements.)

Income tax expense was $4.4 million in fiscal 1994 compared with $2.8 million in fiscal 1993. The Corporation's effective income tax rate was
43.0 % in fiscal 1994 compared with 33.4% for 1993. The increase in the effective rate for fiscal 1994 was due to a change in the mix of domestic and foreign income coupled with higher Canadian tax rates compared with U.S. rates, and losses in certain European countries for which no benefit was recognized. During fiscal 1994, the portion of income before taxes provided by Canadian operations increased to 85%, up from 70% for fiscal 1993.

FISCAL 1993 COMPARED WITH FISCAL 1992
Sales for fiscal 1993 increased by 15.6% to $1.8 billion compared with $1.6 billion for 1992. Acquisitions made during fiscal 1992 accounted for substantially all of the increase. Sales were affected by inflation rates estimated at 2.3% for fiscal 1993 compared with an effect of approximately 1.0% for fiscal 1992 caused in part by increasing prices for products such as chlorinated fluorocarbons and chlorinated solvents.

Gross margin percentage for fiscal 1993 increased to 14.7% compared with 14.4% for fiscal 1992. The Corporation's business mix for fiscal 1993 changed modestly compared with fiscal 1992. Through-warehouse and direct sales accounted for approximately 76.1% and 21.9%, respectively, of total sales for fiscal 1993. Other sales, consisting primarily of ChemCare services, accounted for the remaining 2.0% of sales. Margins on each type of business were also up for fiscal 1993 compared with fiscal 1992.

Operating expenses as a percentage of sales were 13.5% for fiscal 1993 compared with 13.7% for 1992. In the United States, operating expenses, as a percentage of sales, decreased to 13.8% for 1993 compared with 14.1% for 1992. Canadian operating expenses decreased to 10.5% of sales for 1993 compared with 10.7% of sales for 1992. The major components of the change include reduced employee wage and benefit costs as a result of implementing an early retirement program during the last half of fiscal 1992. European operating expenses increased to 15.1% of sales compared with 14.6% in fiscal 1992, due primarily to reduced sales resulting from the impact of significant recessionary pressures and increased costs of computer system enhancements.

Interest expense for fiscal 1993 increased to $15.2 million compared with
$11.4 million for fiscal 1992.   The increase is due to a combination of:
(1) the inclusion of a full year of European operations and related acquisition financing during 1993 compared with only six months during 1992; (2) increased effective interest rates in Europe; and (3) reduction in the amount of interest capitalized, totaling $1.0 million for fiscal 1993 compared to $4.0 million for fiscal 1992, primarily as a result of completion of the UVX2000(Registered Trademark) computer system. The effect of these changes was partially offset by a reduction in average interest rates in the United States. The overall average interest rate was 8.1% for fiscal 1993 compared with 9.2% for fiscal 1992.

SUBSEQUENT EVENTS

EXERCISE OF DOW PUT AGREEMENT
On June 24, 1991, the Corporation and The Dow Chemical Company ("Dow") entered into an Agreement of Purchase and Sale of Stock (the "Dow Purchase Agreement"). In accordance with the Dow Purchase Agreement, Univar sold 1,900,000 shares of its common stock to Dow at a price of $15.84 per share. In addition, Univar reserved the right to put to Dow between approximately 2,500,000 and 2,900,000 additional shares of common stock at a price that escalated over time, but which reached a maximum price of $18.74 per share. The number of additional shares that could be sold depended on whether Pakhoed Investeringen B.V. ("Pakhoed") exercised its right to acquire shares from Univar at the same price as they were sold to Dow in order for Pakhoed to maintain its percentage share ownership in Univar. Pakhoed elected not to exercise its right to acquire additional shares. Therefore, based on the manner in which the calculation of the number of additional shares to be sold was made, the actual maximum number of shares that Univar could put to Dow was 2,509,371. In lieu of the unilateral right of Univar to put 2,509,371 shares of common stock to Dow, on May 13, 1994, Univar and Dow executed an Amended and Restated Agreement of Purchase and Sale of Stock (the "Amended Agreement").

Under the terms of the Amended Agreement, Dow purchased from Univar 2,000,000 shares of common stock at a price of $18.74 per share (a total purchase price of $37,480,000). Dow now holds 3,900,000 shares of common stock representing 18.02% of the issued and outstanding shares of Univar. In addition, Dow and Univar have agreed that, at any time within the three year period ending May 12, 1997, Univar can put to Dow, or Dow can call, up to 101,874 shares of Series A Convertible Preferred Stock. The price per share will be $93.70. Each share of Series A Convertible Preferred Stock is convertible, by either Dow or Univar, into five shares of common stock. In the event of a call or put, either all or half the 101,874 shares must be called by Dow or put by Univar. With respect to the conversion of the Series A Convertible Preferred Stock into Univar common stock, Univar has agreed that it will not convert the preferred shares if, following the conversion, Dow would own in excess of 19.9% of the issued and outstanding common stock of the Corporation. Dow has agreed that it will pay to Univar $350,000 per year for each of the three years ending May 12, 1997, in the event Univar does not elect to put the Series A Convertible Preferred Stock to Dow, or in the event Dow does not call the Series A Convertible Preferred Stock.

ACQUISITION OF UNIVAR EUROPE
At the time of the organization of Univar Europe in 1991, Univar and Pakhoed entered into a Shareholder Agreement which gave Pakhoed a unilateral right to sell its 49% interest in Univar Europe to Univar Corporation. On May 18, 1994, Pakhoed gave notice to Univar that Pakhoed had elected to require Univar to purchase Pakhoed's interest in Univar Europe. Under the terms of the Shareholder Agreement, Univar may designate the date on which it will purchase Pakhoed's interest, so long as the actual date of purchase is not later than February 18, 1995. The date has not been set by Univar. Because most of the purchase price for Pakhoed's interest will be paid in various European currencies whose exchange rates fluctuate, the actual purchase price for Pakhoed's interest in Univar Europe cannot be determined until the date of purchase occurs. However, the anticipated purchase price is approximately $25 million.

RECENT ACCOUNTING PRONOUNCEMENTS
Effective March 1, 1993, the Corporation adopted FASB Statement No. l06, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and FASB Statement No. 109 "Accounting for Income Taxes." Financial statements for prior years were not restated.

FASB Statement No. 106 requires employers to recognize the cost of certain health care and life insurance benefits provided to retirees and their dependents as a liability during the employees' active years of service. The Corporation elected to amortize the transition liability over twenty years, resulting in a net increase for the year in reported costs of retiree health and related costs of $0.6 million.

FASB Statement No 109 changes the method of accounting for income taxes. The favorable cumulative effect of implementation of this statement totaled $0.4 million which represents the impact of adjusting deferred tax balances to reflect current tax rates. Based on the insignificant amount of the cumulative effect, it was included in the current year's provision for taxes on income.

Beginning in the first quarter of fiscal 1995, the Corporation will adopt FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." Postemployment benefits are all types of benefits, other than retirement benefits, provided to former or inactive employees, their beneficiaries and covered dependents. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. Under this statement, the cost of postemployment benefits will be recognized on an accrual basis. The Corporation does not expect the adoption of this statement to significantly impact the Corporation's results of operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows provided from operations totaled $35.4 million for the current year, compared with $39.9 million for fiscal 1993 and $53.3 million for fiscal 1992. Cash provided by operations was used to finance the Corporation's capital expenditures, pay dividends, and reduce debt.

The Corporation has domestic and foreign short-term credit lines totaling $85.6 million, of which $62.3 million was available at fiscal year-end 1994. The Corporation and its domestic and Canadian subsidiaries are parties to a medium-term revolving credit agreement with a group of banks which provide up to $210 million in available borrowings, of which $115 million was available at February 28, 1994. Total short, medium and long-term borrowings at fiscal year-end 1994 were $177.7 million, compared with $208.3 million  at the end of fiscal 1993.  (See Notes 2 and 3 to the financial statements.) The ratio of interest bearing debt (including non-interest bearing subordinated debt) to equity, which we have targeted at 1:1 historically, was 1.13:1 at the end of the current year, down from 1.28:1 at the end of the prior year.  The increase over our target is due mainly to the subordinated debt owed to the minority shareholder
by Univar Europe of approximately $20.1 million.   Subsequent to year
end, as described in a preceding section, Univar Corporation sold 2 million shares of stock at a price of $18.74 per share for a total purchase price of $37.5 million. Additionally, the Corporation announced it will acquire the minority shareholder's interest in Univar Europe. As a result of these transactions, the Corporation expects its ratio of interest bearing debt to equity to approximate its historical target.

The Corporation believes its internally generated cash together with its access to available worldwide bank lines will be adequate to cover anticipated liquidity requirements.

Working capital, excluding cash and cash equivalents and short-term borrowings, totaled $98.6 million at the end of fiscal 1994, compared with $102.7 million and $110.5 million at the end of fiscal 1993 and 1992, respectively. The decrease is due primarily to continuing emphasis on inventory management programs.

At fiscal year-end 1994, the ratio of current assets to current liabilities was 1.28:1 compared to 1.31:1 at fiscal year-end 1993 and 1.40:1 at fiscal year-end 1992. The change for the current year was due primarily to utilization of available cash to reduce debt and to reduction of inventories.

DIVIDENDS AND RETURN ON EQUITY
Cash dividends declared and paid during the year totaled $0.30 per share, unchanged from the two prior years. Return on beginning equity was 3.3% for the current year compared with a return of 3.0% for the fiscal year ended 1993 and a negative return of 3.8% for fiscal 1992.

BUSINESS ACQUISITIONS AND DIVESTITURES
During fiscal 1994, the Corporation completed small acquisitions in Canada and the U.S., which together are expected to add approximately $28 million in sales volume. The aggregate purchase price was $4.4 million, consisting of inventories and non-compete covenants.

During fiscal 1994, in a series of transactions, the Corporation sold its textile chemical distribution business. This business contributed approximately $21 million of sales for fiscal 1994 and $37 million in sales for fiscal 1993. Proceeds from the combined transactions totaled $2.8 million, resulting in a gain on the sale of $0.4 million. Assets sold consisted primarily of inventories and a small amount of fixed assets.

During fiscal 1992, the Corporation completed acquisitions which provided entry into the European market and enhanced its competitive market position in the northeastern United States and in Canada. The Corporation's European acquisition, described in Note 7 to the financial statements, resulted in the acquisition of a 51% owned subsidiary, Univar Europe N.V., a Netherlands corporation, and of four companies with operations in the United Kingdom, Scandinavia, Switzerland and northern Italy. Funding of the $59.1 million acquisition was provided in part by seller financing totaling approximately $8.9 million. The balance of the funding was provided proportionately by the Corporation (51%) and by Pakhoed (49%) in the form of interest and non-interest bearing debt and equity. The Corporation funded its contribution with proceeds from the sale of shares to Dow as described in Note 7 of the financial statements. On May 18, 1994, Univar acquired Pakhoed's 49% minority interest in Univar Europe. See the "Subsequent Events" discussion included above.

On December 13, 1991, the Corporation, through its Canadian subsidiary, Van Waters & Rogers Ltd., acquired substantially all of the working capital and selected fixed assets and real property of Harcros Chemicals Canada Inc., a Canadian corporation, for a purchase price of $30.4 million (U.S. Dollars). Funding for the acquisition was provided by a combination of available cash in the Canadian subsidiary and borrowings under existing Canadian bank lines.

During the fiscal 1992 year the Corporation also completed two other U.S. business acquisitions for an aggregate purchase price of $11.1 million.

See Note 10 to the financial statements for sales and other operations data by geographic area.


CAPITAL EXPENDITURES
Capital expenditures for fiscal 1994 totaled $14.0 million. Capitalized expenditures include normal additions, upgrades, and expansions of offices, plants, delivery equipment, and similar items. Comparable capital expenditures during fiscal 1993 and 1992 totaled $16.6 million and $31.0 million, respectively. Capitalized expenditures related to the development of the UVX2000 computer system totaled $1.3 million for fiscal 1993 and $16.7 million for fiscal 1992. Capital expenditures for fiscal 1995 are projected to be $20 million.

THE ENVIRONMENT
Because of the nature of its business, the Corporation is involved in numerous contractual, product liability, and public liability cases and claims. The liabilities for injuries to persons or property are frequently covered by liability insurance and the deductible and self-insured portions of these liabilities, where applicable, have been accrued in the financial statements set forth at Item 8 below.

The Corporation or related entities have been contacted by various governmental agencies regarding potential liability for a share of the cost of clean up of independent waste disposal or recycling sites with alleged or confirmed contaminated soil and/or groundwater to which the Corporation or related entities may have taken waste products. With regard to many of these sites, the Corporation has denied liability because of an absence of any connection between the Corporation or related entities and the waste disposal or recycling site. The Corporation believes there are thirty sites in which the Corporation may be liable for a share of the cost of clean up. With the exception of two sites, those sites which show some alleged evidence of an association between the Corporation or related entities and the waste disposal or recycling site, the Corporation is considered a de minimis, or small quantity, "potentially responsible party." The Corporation estimates the probable liability for the remediation of independent waste disposal sites totals $1.5 million, which is included in the Corporation's environmental accrual. Possible costs for these sites could range up to $3.0 million.

Thirty-seven owned, previously owned, or leased sites of the Corporation are currently undergoing remediation efforts or are in the process of active review of the need for potential remedial efforts. Some of these efforts are being conducted pursuant to governmental proceedings or investigations, while others are being conducted voluntarily by the Corporation, with appropriate state or federal agency oversight and approval. The following table shows additions to and expenditures charged against the Corporation's environmental accruals during the past three fiscal years:


   (Millions of dollars)    1994       1993      1992

   Beginning balance       $15.4      $ 5.1     $ 5.4
   Expense provisions        4.0         .7       1.0
   Insurance recoveries      -         13.7       1.7
   Expenditures             -3.8       -4.1      -3.0
                          ------     ------    ------
   Ending balance          $15.6      $15.4     $ 5.1
                          ======     ======    ======

During fiscal 1993, the Corporation reached final settlements with its insurance carriers in its lawsuit which sought recovery for certain environmental expenditures. The settlements, which cover historical and ongoing cleanup costs at various sites in the U.S., were added to the Corporation's environmental accrual.

Annual cash expenditures for remedial, monitoring and investigatory activities have averaged approximately $3.6 million during the past three years. In addition, annual cash expenditures for environmental capital expenditures have averaged $0.7 million While the Corporation does not anticipate a material increase in the projected annual level of its environmental related expenditures, there is the possibility that such increases may occur in the future. The precision of the Corporation's environmental estimates is affected by several uncertainties such as the developments at sites resulting from investigatory studies; the extent of required cleanup; the complexity of applicable government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertainty concerning recovery of such costs from third-parties which may be jointly liable; and the questionable level of the Corporation's involvement at various sites at which the Corporation is allegedly associated. The Corporation adjusts its accruals as new remediation requirements are defined, as information relevant to reasonable estimates to be made becomes available, and to reflect new and changing facts.

Although the Corporation believes adequate accruals have been provided for environmental contingencies, it is possible, due to the uncertainties previously noted, that additional accruals could be required in the future that could have a material effect on the results of operations in a particular quarter or annual period. However, the ultimate resolution of these contingencies, to the extent not previously provided for, should not have a material adverse effect on the Corporation's financial position.

STOCK PRICE
During the fiscal year ended February 28, 1994, the price of Univar common shares ranged between a high of $14.25 on September 1, 1993, and a low of $9.50 per share on April 16, 1993. The range, on a fiscal quarter by quarter basis is presented in Part II, Item 5.

The closing price on the New York Stock Exchange at February 28, 1994 was $11.25 per share, up from $10.63 per share a year earlier and down from $11.88 at the end of 1992. The S&P 500 Index for the same dates was 467.14, 443.38 and 412.70, respectively.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended February 28/29
(Thousands of dollars, except per share amounts)

                                  1994       1993       1992


Sales                         $1,802,464 $1,801,023  $1,558,496
Cost of Sales                  1,532,931  1,536,817   1,334,123
                              ----------  ---------   ---------
Gross Margin                     269,533    264,206     224,373
Operating Expenses               242,388    243,008     212,783
Re-Engineering and
 Restructuring Charges             4,507        ---       9,870
                              ---------- ----------    --------
Income from Operations            22,638     21,198       1,720
Other Income (Expense):
 Interest expense                -12,921    -15,248     -11,358
 Other - net                         525      2,478       1,835
Income (Loss) Before Provision ---------  ---------   ---------
 for (Benefit of) Taxes on
Income and Minority Interest      10,242      8,428      -7,803
Provision for (Benefit of)
  Taxes on Income (Loss)           4,403      2,811      -1,785
Income (Loss) Before Minority  ---------  ---------    --------
 Interest                          5,839      5,617      -6,018
Minority Interest's Share in
 Income (Loss)                       379        482        -392
                               ---------  ---------   ---------
Net Income (Loss)                 $5,460   $  5,135   $  -5,626
                               =========   ========   =========
Net Income (Loss) Per Share         $.28       $.26       $-.29
                               =========   ========   =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended February 28/29
(Thousands of dollars)
                                        1994       1993      1992
Cash Flows Provided by
  Operating Activities
 Net income (loss)                   $ 5,460    $ 5,135   $-5,626
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization      27,449     25,881    16,834
   Deferred taxes on income           -2,452     -3,310     5,180
   Other liabilities and
     deferred credits                 -1,483      5,837      -931
   Other-net                            -294        993       453
   Change in assets and liabilities,
    net of effect of businesses sold
    and acquired:
     Accounts receivable              -4,804      1,119     7,762
     Inventories                       6,212      7,861     6,978
     Accounts payable                 -3,991     -1,194     7,251
     Other current assets              5,226        565     9,945
     Other current liabilities         4,063     -2,940     5,473
                                   ---------  --------- ---------
   Net Cash Provided by Operating
    Activities                        35,386     39,947    53,319
                                   ---------  --------- ---------
Cash Flows Used by Investing Activities
 Proceeds from investments             1,132        109     2,058
 Additions to property, plant,
  and equipment                      -14,121    -11,667   -36,163
 Acquisition of businesses            -4,383        ---   -88,971
 Sale of business                      2,812        ---       ---
 Change in other assets                 -106        149    -1,583
                                   ---------  --------- ---------
   Net Cash Used by Investing
    Activities                       -14,666    -11,409  -124,659
                                   ---------  --------- ---------
Cash Flows Provided (Used)
 by Financing Activities
 Short-term borrowing-net             -6,813     26,069   -10,479
 Common stock activity                   286         45    30,375
 Subordinated debt provided by
  minority shareholder                   ---        ---    25,505
 Long-term debt proceeds              20,000    163,500   118,465
 Reduction in long-term debt         -40,739   -198,840   -86,255
 Payment of dividends                 -5,895     -5,883    -5,577
   Net Cash Provided (Used) by     ---------  --------- ---------
    Financing Activities             -33,161    -15,109    72,034
Effect of Exchange Rate Changes    ---------  --------- ---------
    on Cash                           -1,545     -1,259       ---
                                    --------  --------- ---------
Net Cash Provided (Used)             -13,986     12,170       694
Cash and Equivalents at
 Beginning of Year                    29,516     17,346    16,652
Cash and Equivalents               ---------  --------- ---------
 at End of Year                     $ 15,530   $ 29,516  $ 17,346
Supplemental Disclosure of         =========  ========= =========
 Cash Flow Information
 Cash paid during the year for:
   Interest (net of capitalized
    interest)                        $13,325  $  15,592  $ 10,547
   Taxes on income                     6,008      6,573       ---

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

February 28
(Thousands of dollars)                  1994         1993


ASSETS

Current Assets
 Cash and equivalents               $ 15,530     $ 29,516
 Receivables-
     Trade accounts (less
     allowance for losses of
     $1,848 in 1994 and
				 $1,852 in 1993)                 218,892      219,435
   Other                               7,708       10,646
 Inventories                         125,638      131,119
 Prepaid expenses and other            9,486        8,467
                                    --------     --------
   Total current assets              377,254      399,183


Real Properties Held for Sale
 and Long-Term Receivables            29,590       30,878


Property, Plant, and Equipment
 Land                                 23,345       23,362
 Buildings                           105,530      101,539
 Equipment                           210,192      209,054
 Leased property under capital leases  5,399        5,419
 Construction in progress              5,895        8,200
                                    --------     --------
                                     350,361      347,574
 Accumulated depreciation
   and amortization                 -133,161     -115,179
                                    --------    ---------

   Net property, plant, and
     equipment                       217,201      232,395

Other Assets                          28,649       29,895
                                    --------     --------

                                    $652,694     $692,351
                                    ========    =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

February 28
(Thousands of dollars)                  1994         1993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Bank overdrafts                   $  22,666     $ 17,896
 Notes payable                        23,331       31,445
 Current portion of long-term debt     7,296        6,933
 Accounts payable                    201,857      210,483
 Accrued payroll and other
  liabilities                         38,559       38,568
                                    --------    ---------
   Total current liabilities         293,709      305,325

Long-Term Debt, less Current
    Portion                          147,058      169,922

Other Long-Term Liabilities
 Deferred taxes on income             26,088       25,220
 Other liabilities and
  deferred credits                    27,048       27,444
                                    --------    ---------
   Total other long-term
    liabilities                       53,136       52,664

Commitments and Contingencies            ---          ---

Minority Interest                      1,385        1,150

Shareholders' Equity
 Preferred stock, no par value
   Authorized 750,000 shares             ---          ---
 Common stock, par value $.33 1/3
  per share
   Authorized - 40,000,000 shares
   Issued - 22,018,502 in 1994
    and 1993                           7,339        7,339
 Additional paid-in capital           69,798       69,555
 Retained earnings                    97,060       97,495
 Cumulative translation adjustment    -6,961       -1,041
 Treasury stock, at cost,
   2,370,915 shares in 1994
   and 2,386,308 shares in 1993       -9,610       -9,633
 Deferred stock compensation
  expense                               -220         -425
                                    --------    ---------
   Total shareholders' equity        157,406      163,290
                                    --------    ---------
                                    $652,694     $692,351
                                    ========     ========
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Three Years Ended            Additional               Cumulative
February 1994               Common      Paid-in   Retained   Translation
(Thousands of dollars)       Stock      Capital   Earnings    Adjustment

Balance, February 28, 1991  $6,706      $39,790   $109,596     $3,022
 Net loss                        -            -     -5,626          -
 Sale of stock
  (1.9 million shares)         633       29,463          -          -
 Exercise of stock options       -          185          -          -
 Stock awards (3,348 shares)     -           34          -          -
 Cash dividends at
   $.30 per share                -            -     -5,727          -
 Purchase of treasury stock      -            -          -          -
 Foreign currency
   translation adjustment        -            -          -        600
   Stock compensation expense    -            -          -          -
- - -------------------------------------------------------------------------
Balance, February 29, 1992   7,339       69,472     98,243      3,622
 Net income                      -            -      5,135          -
 Exercise of stock options       -           83          -          -
 Cash dividends at
   $ .30 per share               -            -     -5,883          -
 Foreign currency
   translation adjustment        -            -          -     -4,663
 Purchase of treasury stock      -            -          -          -
 Stock compensation expense      -            -          -          -
- - ----------------------------------------------------------------------------
Balance, February 28, 1993   7,339       69,555     97,495     -1,041
 Net income                      -            -      5,460          -
   Exercise of stock options     -           58          -          -
 Cash dividends at
   $.30 per share                -            -     -5,895          -
 Foreign currency
   translation adjustment        -            -          -     -5,920
 Purchase of treasury stock      -            -          -          -
 Stock compensation expense      -            -          -          -
 Other                           -          185          -          -
- - ----------------------------------------------------------------------------
Balance, February 28, 1994  $7,339      $69,798    $97,060    $-6,961
============================================================================


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Continued
                                                Deferred
                                                   Stock        Total
For the Three Years Ended                        Compen-       Share-
February 1994                     Treasury        sation      holders'
(Thousands of dollars)               Stock       Expense       Equity

Balance, February 28, 1991         $-9,554       $-1,223      148,337
 Net loss                                -             -       -5,626
 Sale of stock
  (1.9 million shares)                   -             -       30,096
 Exercise of stock options             190             -          375
 Stock awards (3,348 shares)            13           -47            -
 Cash dividends at
   $.30 per share                        -             -       -5,727
 Purchase of treasury stock            -44             -          -44
 Foreign currency
   translation adjustment                -             -          600
 Stock compensation expense           -107           503          396
- - ----------------------------------------------------------------------------
Balance, February 29, 1992          -9,502          -767      168,407
 Net income                              -             -        5,135
 Exercise of stock options             233             -          316
 Cash dividends at
   $ .30 per share                       -             -       -5,883
 Foreign currency
   translation adjustment                -             -       -4,663
 Purchase of treasury stock           -271             -         -271
 Stock compensation expense            -93           342          249
- - ----------------------------------------------------------------------------
Balance, February 28, 1993          -9,633          -425      163,290
 Net income                              -             -        5,460
   Exercise of stock options            85             -          143
 Cash dividends at
   $.30 per share                        -             -       -5,895
 Foreign currency
   translation adjustment                -             -       -5,920
 Purchase of treasury stock            -44             -          -44
 Stock compensation expense            -18           205          187
 Other                                   -             -          185
- - ----------------------------------------------------------------------------
Balance, February 28, 1994         $-9,610         $-220     $157,406
============================================================================

The accompanying notes are an integral part of these statements.





NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Corporation and all of its majority-owned domestic and foreign subsidiaries, after elimination of significant intercompany accounts and transactions.

The Corporation's 51% owned subsidiary, Univar Europe N.V. (Univar Europe), is consolidated using its financial year end December 31.

REVENUE RECOGNITION
The Corporation records revenues as orders are shipped.

INVENTORIES
Inventories consist primarily of finished goods. The methods of valuation of inventories at the balance sheet dates were as follows:

(Thousands of dollars)                        1994     1993
At Cost (last-in, first-out method)      $ 72,876  $ 79,552
At Lower of Cost or Market
  (average-cost method)                     52,762   51,567
                                          -------- --------
                                          $125,638 $131,119
                                          ======== ========

If the inventories valued on the last-in, first-out (LIFO) method had been valued at average costs, they would have been $28.9 and $29.1 million higher than reported at year end 1994 and 1993, respectively.

The Corporation had decreases in certain LIFO inventories that were carried at lower costs prevailing in prior years. The effect of these decreases was to increase earnings before income taxes by approximately $1.1 million in fiscal 1994.

PROPERTY, PLANT, & EQUIPMENT
Expenditures for property, plant, and equipment and for renewals and betterments that extend the originally estimated economic lives of assets are capitalized at the related cost. Expenditures for maintenance, repairs, and other renewals are charged to expense. Gain or loss is recognized for dispositions. For financial reporting purposes, depreciation has been provided using the straight-line method over the estimated useful lives of the related assets. For income tax purposes, depreciation on certain assets is computed using accelerated methods. Interest costs of approximately $0.4 million, $1.0 million, and $4.0 million, for fiscal years 1994, 1993, and 1992, respectively, have been capitalized to the cost of new assets.

Costs incurred in developing or purchasing management information systems are capitalized and included in property, plant, and equipment. These costs are depreciated over their estimated useful lives from the date the systems become operational.

INTANGIBLE ASSETS
Intangible assets which consist of covenants not to compete and goodwill, are amortized on the straight-line method over their estimated useful lives, typically no more than ten and twenty years, respectively.

ENVIRONMENT
Accruals for costs which have the purpose of contamination removal are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for such environmental liabilities are included in the balance sheet caption "Other Liabilities and Deferred Credits." Accruals for insurance or other third-party recoveries for environmental costs are recorded when it is probable that the claim will be realized.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to investigation of potential environmental matters are expensed as incurred.

SELF-INSURANCE RESERVES
The Corporation retains certain exposures in its insurance plan under various deductible or self-insured programs. Reserves for claims made are recorded at estimated costs as current liabilities. Reserves for estimated claims incurred but not yet reported are recorded as other long-term liabilities.

INCOME TAXES
Taxes on income are calculated using the asset and liability method which results in recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted rates. The principal differences between financial and tax reporting arise from depreciation, self-insurance, environmental and other accruals and reserves, pension accruals, alternative minimum tax credits, and net operating loss carry-overs. Accumulated undistributed earnings after taxes for the Canadian subsidiary amounted to approximately $55.0 million at 1994. The European subsidiaries have accumulated undistributed earnings, net of the minority shareholder's interest, of $0.2 million. No provision for foreign withholding or United States federal income taxes is necessary, as it is management's intention that dividends will be paid only under circumstances which will not generate additional net tax cost.

MINORITY INTEREST
The 49% shareholder's interest in the total equity of Univar Europe, after elimination of intercompany and consolidation adjustments, is shown as minority interest.

FAIR VALUE
The carrying value of financial instruments approximates fair value, unless otherwise disclosed. Fair values have been estimated using available market prices for similar issues and maturities.

TRANSLATION OF FOREIGN CURRENCY
Local currencies have been used as the functional currency throughout the world. The balance sheet accounts of foreign subsidiaries are translated using the exchange rates in effect at their respective years-end. Results of operations are translated using the average exchange rates prevailing throughout the periods. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions are included in net income for the period.

EARNINGS PER SHARE
Net income (loss) per common share is based on the weighted average number of shares outstanding during each year (19,703,273 for 1994, 19,697,632 for 1993, and 19,247,260 for 1992). There is no material dilution due to outstanding stock options.

STATEMENTS OF CASH FLOWS
The Corporation considers cash on hand, certificates of deposit, and short-term marketable securities with maturities of less than 90 days, as cash and equivalents for purposes of the statements of cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits" which the Corporation will adopt in fiscal 1995. Postemployment benefits are all types of benefits, other than retirement benefits, provided to former or inactive employees, their beneficiaries, and covered dependents. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. Under this statement, the cost of postemployment benefits will be recognized on an accrual basis. The Corporation does not expect the adoption of SFAS No. 112 to significantly impact the results of operations.


NOTE 2 - NOTES PAYABLE

As of February 28, 1994, the Corporation has domestic and foreign short-term lines of credit totaling $85.6 million, with loans against these bank lines of $23.3 million. The approximate average aggregate short-term borrowing and weighted average short-term interest rates were $27.3 million and 5.8% in 1994, $35.8 million and 7.0% in 1993, and $30.5 million and 7.7% in 1992.
The maximum amount of short-term borrowing during the year was $40.5 million in 1994, $53.1 million in 1993, and $51.1 million in 1992.

NOTE 3 - LONG-TERM DEBT AND REVOLVING CREDIT

Long-term debt consists of the following at February 28:

(Thousands of dollars)                        1994     1993

Senior Debt:
 Revolving credit agreement                $95,000 $106,000
 Term credit agreements, 5.26% and 9.84%,
  unsecured, payable from 1995 to 1996      16,667   20,000
 Note payable 90 Day STIBOR
  (Stockholm Interbank Offering Rate)
  plus 2.0%, payable contingently in
  1995 through 1998                          6,000    7,064
 Industrial revenue bonds, 4.32% to 7.25%,
  secured by certain real property,
  payable in installments to 1999            4,400    7,050
 Non-interest bearing, deferred
  consideration, payable in 1995             1,379    1,426
 Non-U.S. term credit agreements,
  6.25%, payable quarterly to fiscal 1995      164    3,683
 Other                                       6,654    5,690
Subordinated Debt:
 Non-interest bearing notes payable,
  see below                                 13,600   14,081
 Interest bearing notes payable,
  see below                                  6,502    7,573
Capitalized Lease Obligations:
 8.51% to 11.75%, secured by
  certain real property, payable
  in monthly installments to 2020            3,988    4,288
                                           -------  -------
                                           154,354  176,855
Current portion                             -7,296   -6,933
                                           -------  -------
                                          $147,058 $169,922
                                          ======== ========


Maturities of long-term debt for the fiscal years ending 1996-1999 are as follows:

               1996                        $18,611
               1997                            678
               1998                            688
               1999                          6,722


The Corporation and its domestic and Canadian subsidiaries are parties to a revolving credit agreement with a group of banks. Under the terms of the agreement, the borrowers may borrow up to $210 million at the prime rate, certificate of deposit rate plus 7/8%, or LIBOR (London Interbank Offering
Rate) plus 7/8%, at the Corporation's option. The credit commitment extends for three years, with annual one year renewals. In addition, the agreement requires fees of 3/8% on unused commitments, and compensating balances of not less than 5% of the outstanding loan amount, or the payment of fees in lieu thereof. Certain banks have elected, under provisions of the agreement, to waive the compensating balance requirements and instead charge an additional 1/8% on all loans made by such banks.

The long-term debt instruments include provisions specifying current ratio, interest bearing debt to equity ratios, and a minimum equity level, among other restrictions. Under the most restrictive of the financial covenants, the Corporation's current ratio, as defined, cannot fall below 1.20:1; the ratio of total interest bearing debt, as defined, to equity cannot exceed 1.40:1; and the Corporation's shareholders' equity cannot be less than $143.0 million. At year end, the Corporation was in compliance with all loan covenants.

The Corporation has entered into certain interest rate swap agreements to manage its exposure to interest rate fluctuations. At February 28, 1994, the aggregate notional value of these agreements totaled $50 million, with a weighted average remaining life of approximately 7 years. These agreements effectively convert a portion of the Corporation's floating rate debt to fixed rate debt with rates ranging from 6.77% to 7.25% The estimated aggregate fair value of the contracts, as measured by the amount required to terminate the agreements at the reporting date, was approximately $2.8 million. The Corporation is exposed to, but does not anticipate, credit loss in the event of counterparty nonperformance.

In 1992, Univar Europe executed a foreign currency denominated note (U.S. dollar equivalent of $6.0 million at February 28, 1994) in connection with its acquisition of certain subsidiaries (see Note 7). The due date of the note payable is June 1995, but may be deferred up to December 1998 if the seller has not achieved certain minimum net worth requirements by December 1994. In accordance with contract provisions, the seller has agreed to provide indemnification to Univar Europe for certain environmental and other undisclosed liabilities that existed as of the acquisition date. Univar Europe has the right to offset these liabilities against the note's principal balance. Payment of this note is reflected in the schedule of maturities of long-term debt for 1999 at the full amount although potential for reduction exists.

Univar Europe was capitalized, in part, with interest and non-interest bearing subordinated debt provided to Univar Europe by the Corporation and the minority shareholder. While the loans made by the Corporation to Univar Europe are eliminated in the consolidated balance sheet, the following subordinated loans, denominated in foreign currencies, made by the minority shareholder to Univar Europe are included in the Corporation's consolidated balance sheet:

    Subordinated Notes (Thousands of dollars)      1994     1993

       Non-interest bearing notes payable       $13,600  $14,081
       Interest bearing notes payable             6,502    7,573
                                               -------- --------
                                                $20,102  $21,654
                                               ======== ========

The interest and non-interest bearing subordinated notes are denominated in Swedish Krona, British Pounds Sterling and Swiss Francs. The notes are payable at the mutual consent of the Corporation and the minority shareholder or in the event of a change in ownership of Univar Europe. Interest is payable quarterly at rates of 90-day STIBOR plus 0.5%, or Sterling LIBOR (Pound Sterling based London Interbank Offering Rate) plus 0.5%. The 90-day STIBOR and 90-day Sterling LIBOR were 7.6% and 5.4%, respectively, at Univar Europe's year end.

On May 18, 1994, in accordance with terms of the agreement between the shareholders, the minority shareholder notified the Corporation of its intention to sell its Univar Europe shares to the Corporation. The subordinated notes made by the minority shareholder to Univar Europe will be satisfied in conjunction with the sale of the shares. See Note 12 - Subsequent Events.

NOTE 4 - LEASES

Rental expense, net of amounts capitalized in connection with equipment used in the development of the UVX 2000 (REGISTERED TRADEMARK) U.S. computer system was $23.2 million, $25.8 million, and $26.3 million, for 1994, 1993, and 1992, respectively. The Corporation and its subsidiaries occupy certain leased premises and lease certain other equipment. Leases that qualify as capital leases have been capitalized. The amount of such capitalized leases included in property, plant, and equipment and the related accumulated amortization was $5.4 million and $3.1 million in 1994, and $5.4 million and $2.1 million in 1993. Lease amortization is included in depreciation expense.

Future minimum lease payments as of year end under capital leases and non-cancelable operating leases, having initial lease terms of more than one year, are as follows:

                                     Capital       Operating
     (Thousands of dollars)           Leases          Leases

     1995                            $   735         $22,033
     1996                                707          16,361
     1997                                707          10,636
     1998                                707           9,721
     1999                                707           5,353
     Thereafter                        2,775          18,348
                                    --------        --------
     Total minimum lease payments      6,338         $82,452
     Amounts representing interest    (2,350)        =======
                                     -------
     Present value of net minimum
     lease payments                  $ 3,988
                                     =======

The present value of the capital lease payments is presented in the 1994 balance sheet as long-term debt.


NOTE 5 - TAXES ON INCOME

FASB Statement No. 109 "Accounting for Income Taxes," was adopted effective March 1, 1993, resulting in a change in the method of accounting for income taxes. The favorable impact of the change is not material and is included in the provision for taxes on income for the year.

Domestic and foreign components of income (loss) before taxes on income and minority interest consisted of the following:

     (Thousands of dollars)      1994        1993         1992

     Domestic                 $  -246    $  1,618     $-12,659
     Foreign                   10,488       6,810        4,856
                             --------    --------     --------
                              $10,242    $  8,428     $ -7,803
                             ========    ========     ========

Provision for (benefit of) taxes on income (loss) consisted of the following components:

     (Thousands of dollars)      1994        1993         1992
     Current
        Federal               $   889     $   408      $-3,512
        State and Local           140         498       -1,394
        Foreign                 5,261       1,900        2,492
                             --------    --------     --------
                                6,290       2,806       -2,414
     Deferred                --------    --------     --------
        Federal                -1,770         358           12
        State and Local           291        -770           44
        Foreign                  -480         417          573
                             --------    --------     --------
                               -1,887           5          629
                             --------    --------     --------
                              $ 4,403      $2,811      $-1,785
                             ========    ========     ========

Deferred tax balances consisted of the following temporary differences:

   (Thousands of dollars)
                        February 28, 1994             March 1, 1993
                    Deferred Tax  Deferred Tax   Deferred Tax  Deferred Tax
                       Assets      Liabilities    Assets       Liabilities

     Alternative
     minimum tax     $  7,500      $   ---        $ 6,312       $   ---
     Tax loss and credit
      carryforwards       480          ---          3,446           ---
     Self-Insurance
       Reserves         2,410          ---          2,271           ---
     Pension and other
      compensation
      accruals          1,266          ---          2,323           ---
     State Income
      Tax Accrual       1,268          ---            ---           ---
     Vacation
      accrual           1,268          ---            ---          ---
     Property             ---       37,233            ---        39,424
     Other              4,162        4,784          7,872         8,563
                      --------     -------      ---------      --------
     Total            $ 18,354     $42,017        $22,224      $ 47,987
                      ========     =======      =========      ========

Deferred tax provisions result from timing differences in the recognition of certain items for income tax and financial statement purposes. The sources of these differences and the tax effect of each for fiscal 1993 and 1992, prepared according to APB Opinion No. 11, are as follows:

     (Thousands of dollars)              1993             1992

     Depreciation and amortization     $ -788          $ 1,439
     Net operating loss carry-over       -798           -1,084
     Self-insurance reserves              770             -413
     Pension accrual                      153           -3,017
     Software development                 529            5,649
     Receivable valuation                 173               40
     Environmental reserves               313              682
     Alternative minimum tax credit      -399           -3,584
     Container reserve                      -            1,068
     Other - net                           52             -151
                                       ------          -------
                                       $    5          $   629
                                       ======          =======

The accompanying financial statements reflect effective tax (benefit) rates of 43.0% in 1994, 33.4% in 1993, and (22.9)% in 1992. An analysis of the differences between these rates and the Federal statutory rate is set forth below:

                         1994            1993            1992
(Thousands of      Amount Percent  Amount Percent   Amount Percent
 dollars)

Federal tax at
 statutory rate    $3,483   34.0%    $2,866  34.0%   $-2,653 -34.0%
State taxes, net of
 Federal tax benefit  285    2.8       -179   -2.1      -891  -11.4
Rate differential for
 foreign income     1,099   10.7        328    3.9       876   11.2
Travel and entertainment
 limitation           210    2.1        190    2.3       160    2.1
Research and experimentation
 credit              -787   -7.2          -      -         -      -
Non-deductible
 amortization         226    2.2        179    2.1       196    2.5
Other - net          -113   -1.1       -573   -6.8       527    6.7
                   ------  -----     ------  -----   -------  -----
                   $4,403  43.0%    $ 2,811   33.4%  $-1,785  -22.9%
                   ======  =====    =======  =====   =======  =====

The Corporation's federal income tax returns are closed for all years up to 1988. The Corporation has U.S. federal tax net operating loss carry-overs totaling $0.5, which expire in 2008. In addition, the Corporation has alternative minimum tax credit carry-overs totaling $7.5 million, which have no carry-over limitation period. Research and experimentation credit carry-overs total $0.5 million, expiring through 2007.


NOTE 6 - PENSION  AND OTHER POSTRETIREMENT BENEFITS

PENSION BENEFITS
The Corporation and its subsidiaries have defined benefit pension plans covering substantially all employees in the U.S., Canada, and the United Kingdom, excluding those employees covered by unions that operate plans independent of the Corporation or its subsidiaries. The Corporation's funding policy is to contribute annually amounts that provide for benefits attributed to service to date and benefits expected to be earned during the plan year, based on the projected final average compensation and where pension laws or economics either require or encourage funding.

The U.S. funded plan is the largest plan. Its benefits are based on length of service and the employee's highest five-year average compensation. The rate of increase in future compensation levels, and the expected long-term rate of return on plan assets used in determining the actuarial present value of the projected benefit obligations were 6% and 10%, respectively, for both 1994 and 1993. The weighted average discount rate used was 7.8% and 8.6%, for 1994 and 1993, respectively. The market value of assets, consisting primarily of cash equivalents and equity securities is as reported by the trustee bank serving the pension plan.

Employees of non-U.S. subsidiaries generally receive pension benefits from corporate sponsored plans or from statutory plans administered by governmental agencies in their countries. Corporate sponsored foreign plans have applied the provisions of Statement of Financial Accounting Standards No. 87 using assumptions that are similar to those utilized for the U.S. plans.

The status of the Corporation's funded defined benefit plans is as follows:

 (Thousands of dollars)                      1994      1993

 Actuarial present value of
    benefit obligations
    Vested                                $84,544   $70,161
    Non-vested                               2,228    1,884
                                          -------   -------
 Accumulated benefit obligation           $86,772   $72,045
                                          =======   =======

 Projected benefit obligation            $109,866   $90,529
 Plan assets at fair value                 80,395    68,236
                                          --------  -------
 Projected benefit obligation in
  excess of plan assets                    29,471    22,293
 Unrecognized net transition
  obligation                                  327       396
 Unrecognized prior service
  cost                                       -244       -71
 Unrecognized net loss (plan
  changes and actuarial losses)           -26,251   -15,065
 Accrued pension cost, included           -------- --------
  in current and long-term liabilities    $  3,303 $  7,553
                                          ======== ========

The status of the Corporation's unfunded defined benefit plans is as follows:


(Thousands of dollars)                       1994      1993

 Accumulated benefit obligation,
  all of which is vested                   $4,073    $2,027
                                           ======    ======
 Projected benefit obligation              $4,742    $2,699
 Unrecognized prior service cost           -2,446    -1,035
 Unrecognized net loss (plan changes
  and actuarial losses)                       -86        -8
 Accrued pension cost, included in         ------    ------
  long-term liabilities                    $2,210    $1,656
                                           ======    ======


Net periodic pension expense for all defined benefit plans sponsored by the Corporation and its subsidiaries includes the following components:

(Thousands of dollars)                 1994     1993    1992

Service cost (benefits earned
  during the period)                $ 4,214  $ 3,832 $ 3,128
Interest cost on projected
  benefit obligation                  7,719    6,850   5,387
Actual return on plan assets         -8,357   -6,508  -8,554
Net amortization and deferral         3,003    1,341   4,431
                                    -------  ------- -------
                                    $ 6,579  $ 5,515 $ 4,392
                                    =======  ======= =======

Certain employees are covered under union-sponsored, collectively bargained, defined benefit plans. Expenses for these plans were $0.8 million in 1994 and 1993, and $0.7 million in 1992, as determined in accordance with negotiated labor contracts.

Provisions of the Multi-Employer Pension Amendments Act of 1980 require participating employers to assume a proportionate share of a multi-employer plan's unfunded, vested benefits in the event of withdrawal from or termination of such plan. Information concerning the Corporation's share of unfunded, vested benefits is not available from plan administrators. Provisions of the Act may have the effect of increasing the level of contributions in future years.

OTHER POST RETIREMENT BENEFITS
In addition to providing pension benefits, in the United States, the Corporation provides certain health care benefits to its retired employees. Effective March 1, 1993, the Corporation adopted FASB Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". The pre-tax increase in operating expense resulting from adoption of the statement was $0.7 million. Prior to the adoption of FASB Statement No. 106, the cost of providing these benefits was recognized as the benefits were paid. The Corporation continues to fund the cost of these medical benefits in the year incurred.

The plan provides health care benefits including hospital, physicians', dentists', and eye care services and major medical expense benefits. The plan provides benefits supplemental to Medicare after retirees are eligible for these benefits. The cost of the benefits provided are shared by the Corporation and the retiree, with the Corporation portion increasing as the retiree has increased years of credited service. The Corporation has the ability to change these benefits at any time.

For measurement purposes, a discount rate of 8.2% and weighted average health cost trend rates starting at 16% and declining to 7.5% over a ten year period were assumed for 1994. The health care cost trend rate assumed has a significant effect on the amount reported. To illustrate, increasing the assumed medical cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation at February 28, 1994 by $1.8 million and the net periodic postretirement benefit cost for the year by $0.2 million.

Unfunded postretirement benefit obligations of the U.S. plan consisted of the following components at February 28, 1994 and March 1, 1993:

(Thousands of Dollars)           February 28, 1994  March 1, 1993

Accumulated postretirement
   benefit obligation:
 Retirees                                   $3,864    $3,525
 Fully eligible active plan
  participants                               1,821     1,503
 Other active plan participants              3,699     2,588
Unfunded accumulated postretirement         ------    ------
  benefit obligation                         9,384     7,616
Unrecognized transition obligation          -7,235    -7,616
Unrecognized losses                         -1,522       --
                                            ------    ------
Accrued postretirement benefit cost         $  627   $     0
                                            ======    ======

The net periodic benefit cost for fiscal 1994 includes the following components:

Service costs  (benefits earned during
 the period)                               $   276
Interest cost on accumulated post-
 retirement benefit obligation                 675
Amortization and deferred amounts              381
                                           -------
Net periodic postretirement cost            $1,332
                                           =======

NOTE 7 - BUSINESS ACQUISITIONS AND DIVESTITURES

During fiscal 1994, the Corporation completed small acquisitions in Canada and the U.S., which together are expected to add approximately $28 million in sales volume. The aggregate purchase price was $4.4 million, consisting of inventories and non-compete covenants.

During fiscal 1994, in a series of transactions, the Corporation sold its textile chemical distribution business. This business contributed approximately $21 million of sales for fiscal 1994 and $37 million in sales for fiscal 1993. Proceeds from the combined transactions totaled $2.8 million, resulting in a gain on the sale of $0.4 million. Assets sold consisted primarily of inventories and a small amount of fixed assets.

The Corporation and its then 31% shareholder, Pakhoed Investeringen B.V. (Pakhoed), entered into an agreement resulting in the formation of Univar Europe, which was incorporated in The Netherlands in 1990. Univar Europe was 51% owned by the Corporation and 49% owned by Pakhoed. On May 18, 1994, the Corporation acquired Pakhoed's 49% interest in Univar Europe. See Note 12 - Subsequent Events.

Univar Europe was capitalized with equity and with interest and non-interest bearing foreign currency denominated subordinated debt provided to Univar Europe by the Corporation and Pakhoed. Prior to 1991, Univar Europe had no operations.

Univar Europe acquired all of the capital stock of four companies which comprised the Beijer Industrial Distribution Group (BID Group). The transaction included the acquisition in June 1991 of K&K-Greeff (Holdings) Ltd., a British corporation with operations in the United Kingdom; and MB-Sveda AB, a Swedish corporation with operations in Scandinavia. In August 1991, the Corporation completed its acquisition of the BID Group by acquiring Scheller Handel AG, a Swiss corporation with operations in Switzerland; and Benfer-Scheller SpA, an Italian corporation with operations in northern Italy. The operations of the acquired companies are comparable to the Corporation's North American industrial chemical distribution activities.

The aggregate purchase price of $59.1 million consisted of cash consideration of $47.7 million, a foreign currency denominated note payable valued at $7.6 million, related expenses of $2.5 million and a foreign currency denominated contract for deferred consideration in an amount to be determined. The future amount of the deferred consideration to be paid (at current exchange rates) will be a minimum of $1.8 million and a maximum of $8.0 million. The exact future amount is to be determined based on earnings of the entities acquired. The deferred consideration is non-interest bearing, and is payable in 1995. The discounted future value of the minimum amount is included in long-term debt. Funding for the Corporation's 51% share of the aggregate purchase price was provided through the sale of 1.9 million shares of the Corporation's common stock to The Dow Chemical Company
(Dow) as described in Note 12.

The acquisition was accounted for by the purchase method. Accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated statements of operations include operating results of the subsidiaries acquired since the respective dates of acquisition. The Univar Europe minority shareholder's 49% proportionate interest in the net income (losses) of the acquired subsidiaries is separately stated.

The following unaudited pro forma summary combines the consolidated results of operations of the Corporation and those of the four acquired companies as if the acquisition had occurred at the beginning of 1992, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based on their fair values, increased interest expense from seller financing and loans provided to Univar Europe by its 49% minority shareholder in connection with the acquisition, income tax effects, and the increase in common shares outstanding. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Corporation and the acquired companies constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.

            Pro Forma Results (unaudited)
    (Thousands of dollars, except per share data)

                                           1992
                                           ----

    Net sales                          $1,735,237
    Net loss                               -5,455
    Net loss per share                  $   -0.28

In December 1991, the Corporation, through its Canadian subsidiary, Van Waters & Rogers Ltd., acquired substantially all of the working capital and selected fixed assets and real property of Harcros Chemicals Canada Inc., a Canadian corporation, for a purchase price of $30.4 million (U.S. Dollars). Funding for the acquisition was provided by a combination of available cash in the Canadian subsidiary and borrowings under existing Canadian bank lines.

During fiscal 1992, the Corporation also completed two other U.S. business acquisitions for an aggregate purchase price of $11.1 million.


NOTE 8 - COMMON STOCK TRANSACTIONS  (See also Note 12 - Subsequent Events)

STOCK OPTIONS AND RESTRICTED STOCK AWARDS
The Corporation's long-term incentive stock plans (the Plans) provide for the granting, to officers and key employees, of non-qualified stock options, incentive stock options, and restricted stock awards. For incentive stock options, the option price cannot be less than the fair market value of the common stock at the date of grant. Non-qualified stock options may be granted at less than the fair market value of the common stock. Under one program, options become exercisable, based on the Corporation's performance, beginning 3 years after the date of grant, and expire 10 years and 3 months after the date of grant. Under all other programs, options become exercisable at the rate of 20% per year beginning two years after the date of grant, and expire ten years after the date of grant. Options may be exercisable as determined by the committee of the Board of Directors that administers the Plans. Restricted Stock Awards (RSA's) may be granted or sold to officers and key employees. RSA's may not be sold or otherwise disposed of during the established restriction periods, presently five and six years.

Unamortized deferred stock compensation expense of approximately $220,000 and $425,000 is classified as such in the shareholders' equity section of the Corporation's balance sheet for 1994 and 1993, respectively.

The committee of the Board of Directors that administers the Plans may, at its discretion, determine the number of shares, the purchase price, applicable vesting periods, and any other terms of each option or award. Options and awards include provisions for acceleration of such applicable vesting periods in the event of certain transactions that may result in a change of control of the Corporation.

The following table summarizes activity in the Plans:
                                  NUMBER OF SHARES                 _
                                 Restricted  Available
                            Under    Stock   for Future
                           Option   Awards   Option or
                                             Award     Price Range

Outstanding, year
   end 1992               339,797 185,814   1,284,916  $ 3.81 -$14.56
 Granted                  312,246     ---    -312,246   11.00 - 13.88
 Exercised                -58,347     ---         ---    4.19 - 11.20
 Canceled or expired      -32,139  -8,176      40,315    4.19 - 13.75
 RSA's vested                 --- -69,488         ---
                          ------- -------   ---------
Outstanding, year
   end 1993               561,557 108,150   1,012,985    4.19 - 14.56
 Granted                  263,074     ---    -263,074           10.63
 Exercised                -20,996     ---         ---    4.19 - 11.20
 Canceled or expired       -9,076  -1,324      10,400    8.72 - 13.75
 RSA's vested                 --- -27,819        ---
                          ------- -------   ---------
Outstanding, year
  end 1994                794,559  79,007    760,311    4.19 - 14.56
                          ======= =======   =========
Exercisable at year
 end 1994                 167,810
                          =======


NOTE 9 - LITIGATION AND CONTINGENCIES

Because of the nature of its business, the Corporation is involved in numerous contractual, product liability, and public liability cases and claims. The liabilities for injuries to persons or property are frequently covered by liability insurance, and the deductible and self-insured portions of these liabilities, where applicable, have been accrued in these financial statements.

The Corporation or related entities have been contacted by various governmental agencies regarding potential liability for a share of the cost of clean up of independent waste disposal or recycling sites with alleged or confirmed contaminated soil and/or groundwater to which the Corporation or related entities may have taken waste products. With regard to many of these sites, the Corporation has denied liability because of an absence of any connection between the Corporation or related entities and the waste disposal or recycling site. The Corporation believes there are thirty sites in which the Corporation may be liable for a share of the cost of clean up. With the exception of two sites, those sites which show some alleged evidence of an association between the Corporation or related entities and the waste disposal or recycling site, the Corporation is considered a de minimis, or small quantity, "potentially responsible party." The Corporation estimates the probable liability for the remediation of independent waste disposal sites totals $1.5 million, which is included in the Corporation's environmental accrual. Possible costs for these sites could range up to $3.0 million.

Thirty-seven owned, previously owned, or leased sites of the Corporation are currently undergoing remediation efforts or are in the process of active review of the need for potential remedial efforts. Some of these efforts are being conducted pursuant to governmental proceedings or investigations, while others are being conducted voluntarily by the Corporation, with appropriate state or federal agency oversight and approval. The following table shows additions to and expenditures charged against the Corporation's environmental accruals during the past three fiscal years:

   (Millions of dollars)       1994        1993         1992

   Beginning balance          $15.4       $ 5.1        $ 5.4
   Expense provisions           4.0          .7          1.0
   Insurance recoveries         -          13.7          1.7
   Expenditures                -3.8        -4.1         -3.0
                             ------       -----        -----
   Ending balance            $ 15.6       $15.4        $ 5.1
                             ======       =====        =====
During fiscal 1993, the Corporation reached final settlements with its insurance carriers in its lawsuit which sought recovery for certain environmental expenditures. The settlements, which cover historical and ongoing cleanup costs at various sites in the U.S., were added to the Corporation's environmental accrual.

Annual cash expenditures for remedial, monitoring and investigatory activities have averaged approximately $3.6 million during the past three years. In addition, annual cash expenditures for environmental capital expenditures have averaged $0.7 million. While the Corporation does not anticipate a material increase in the projected annual level of its environmental related expenditures, there is the possibility that such increases may occur in the future. The precision of the Corporation's environmental estimates is affected by several uncertainties such as the developments at sites resulting from investigatory studies; the extent of required cleanup; the complexity of applicable government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertainty concerning recovery of such costs from third-parties which may be jointly liable; and the questionable level of the Corporation's involvement at various sites at which the Corporation is allegedly associated. The Corporation adjusts its accruals as new remediation requirements are defined, as information relevant to reasonable estimates to be made becomes available, and to reflect new and changing facts.

Although the Corporation believes adequate accruals have been provided for environmental contingencies, it is possible, due to the uncertainties previously noted, that additional accruals could be required in the future that could have a material effect on the results of operations in a particular quarter or annual period. However, the ultimate resolution of these contingencies, to the extent not previously provided for, should not have a material adverse effect on the Corporation's financial position.

At year end 1994, the Corporation had letters of credit outstanding totaling approximately $13.6 million, which guaranteed various insurance and financing activities. Substantially all of these are automatically renewable each year.


NOTE 10 - INDUSTRY SEGMENT INFORMATION

Univar operates in only one industry segment (chemical distribution) in the United States, Canada, and Europe. For fiscal 1992, the European segment information includes partial year operating results for the Corporation's United Kingdom and Scandinavian subsidiaries acquired in June 1991 and Swiss and Italian subsidiaries acquired in August 1991.

(Thousands of dollars)     UNITED STATES     CANADA     EUROPE

   1994
    Sales                     $1,251,549    $295,564   $255,351
    Income from operations         8,755       9,940      3,943
    Identifiable assets          438,519     102,241    111,934
    Depreciation and
     amortization expense         21,496       2,353      3,600
    Capital expenditures           7,844       2,141      4,039


   1993
    Sales                     $1,232,782    $277,439   $290,802
    Income from operations         9,304       7,559      4,335
    Identifiable assets          459,669     112,576    120,106
    Depreciation and
     amortization expense         19,586       2,301      3,994
    Capital expenditures          10,593       2,003      3,961


   1992
    Sales                     $1,202,064    $224,197   $132,235
    Income (loss) from operations -5,109       5,568      1,261
    Identifiable assets          469,005      99,794    147,689
    Depreciation and
     amortization expense         13,555       1,398      1,881
    Capital expenditures          29,014         753      1,185

NOTE 11 - QUARTERLY FINANCIAL DATA (Unaudited)

   (Thousands of dollars,
          except per share data)     First    Second     Third   Fourth


   1994
     Sales                        $487,951  $474,118  $430,299  $410,096
     Gross margin                   70,399    70,022    64,224    64,888
     Net income (loss)               3,273     1,957       458      -228
     Net income (loss)
       per share                       .17       .10       .02      -.01


   1993
     Sales                        $468,432  $464,094  $452,907  $415,590
     Gross margin                   68,299    68,246    64,904    62,757
     Net income (loss)               2,455     2,940      -747       487
     Net income (loss)
       per share                       .13       .15      -.04       .03


   1992
     Sales                        $377,030  $367,442  $404,123  $409,901
     Gross margin                   50,004    51,493    58,333    64,543
     Net income (loss)               1,073    -8,568       557     1,312
     Net income (loss)
       per share                       .06      -.43       .03       .07


Significant items increasing income for the fourth quarter of 1994 include costing adjustments totaling $1.4 million, reductions in self insurance reserves for general liability totaling $0.9 million, and reductions in self insured health reserves of $1.0 million. The significant item which decreased fourth quarter 1994 net income was the cost of the Corporation's re-engineering effort of ($1.8 million).

Significant items increasing fourth quarter 1993 net income include costing adjustments totaling $2.0 million and reduction of reserves and accruals totaling $1.0 million.

The net loss in the second quarter of 1992 includes recognition of restructuring charges totaling $6.0 million relating to an early retirement program and associated costs.

Significant items increasing fourth quarter 1992 net income include costing adjustments totaling $2.5 million, reduction of reserves and accruals totaling $1.5 million, reduction of the LIFO reserve of $0.9 million, physical inventory adjustments totaling $0.7 million and reduction in incentive compensation accruals totaling $0.7 million.


NOTE 12 - SUBSEQUENT EVENTS

EXERCISE OF DOW PUT AGREEMENT
On June 24, 1991, the Corporation and The Dow Chemical Company ("Dow") entered into an Agreement of Purchase and Sale of Stock (the "Dow Purchase Agreement"). In accordance with the Dow Purchase Agreement, Univar sold 1,900,000 shares of its common stock to Dow at a price of $15.84 per share. In addition, Univar reserved the right to put to Dow between approximately 2,500,000 and 2,900,000 additional shares of common stock at a price that escalated over time, but which reached a maximum price of $18.74 per share. The number of additional shares that could be sold depended on whether Pakhoed Investeringen B.V. ("Pakhoed") exercised its right to acquire shares from Univar at the same price as they were sold to Dow in order for Pakhoed to maintain its percentage share ownership in Univar. Pakhoed elected not to exercise its right to acquire additional shares. Therefore, based on the manner in which the calculation of the number of additional shares to be sold was made, the actual maximum number of shares that Univar could put to Dow was 2,509,371. In lieu of the unilateral right of Univar to put 2,509,371 shares of common stock to Dow, on May 13, 1994, Univar and Dow executed an Amended and Restated Agreement of Purchase and Sale of Stock (the "Amended Agreement").

Under the terms of the Amended Agreement, Dow purchased from Univar 2,000,000 shares of common stock at a price of $18.74 per share (a total purchase price of $37,480,000). Dow now holds 3,900,000 shares of common stock representing 18.02% of the issued and outstanding shares of Univar.
In addition, Dow and Univar have agreed that, at any time within the three year period ending May 12, 1997, Univar can put to Dow, or Dow can call, up to 101,874 shares of Series A Convertible Preferred Stock. The price per share will be $93.70. Each share of Series A Convertible Preferred Stock is convertible into five shares of common stock by either Dow or Univar. In the event of a call or put, either all or half the 101,874 shares must be called by Dow or put by Univar. With respect to the conversion of the Series A Convertible Preferred Stock into Univar common stock, Univar has agreed that it will not convert the preferred shares if, following the conversion, Dow would own in excess of 19.9% of the issued and outstanding common stock of the Corporation. Dow has agreed that it will pay to Univar $350,000 per year for each of the three years ending May 12, 1997, in the event Univar does not elect to put the Series A Convertible Preferred Stock to Dow, or in the event Dow does not call the Series A Convertible Preferred Stock.

UNIVAR EUROPE STOCK PURCHASE AGREEMENT
At the time of the organization of Univar Europe in 1991, Univar and Pakhoed entered into a Shareholder Agreement which gave Pakhoed a unilateral right to sell its 49% interest in Univar Europe. On May 18, 1994, Pakhoed gave notice to Univar that Pakhoed had elected to require Univar to purchase Pakhoed's interest in Univar Europe. Under the terms of the Shareholder Agreement, Univar may designate the date on which it will purchase Pakhoed's interest, so long as the actual date of purchase is not later than February 18, 1995. The date has not been set by Univar. Because most of the purchase price for Pakhoed's interest will be paid in various European currencies whose exchange rates fluctuate, the actual purchase price for Pakhoed's interest in Univar Europe cannot be determined until the date of purchase occurs. However, the anticipated purchase price is approximately $25 million.

MANAGEMENT RESPONSIBILITY
FOR FINANCIAL DATA

  The management of Univar Corporation has prepared and is responsible for the integrity and fairness of the financial statements and other financial information presented in this annual report. The statements have been prepared in accordance with generally accepted accounting principles and, to the extent appropriate, include amounts based on management's judgment and/or estimates. In order to discharge its responsibilities for these financial statements and information, management maintains accounting systems and related internal controls. These controls are designed to provide reasonable assurance that transactions are properly authorized and recorded, that assets are safeguarded, and that financial records are reliably maintained. The concept of reasonable assurance, however, incorporates an acknowledgment that the cost of a control system must be related to the benefits derived.
     Management continually monitors the effectiveness of and compliance with its control systems. The Corporation maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto.
  The Corporation's financial statements have been audited by Arthur Andersen & Co., independent public accountants. Management has made available to Arthur Andersen & Co. all the Corporation's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen & Co. during its audit were valid and appropriate.
     Management has reviewed the recommendations of both the internal auditors and of Arthur Andersen & Co., and has responded in what we believe to be appropriate and cost-effective ways.
     The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with management and with the internal and independent auditors to review the quality of financial reporting, the operation and development of the internal control systems, and the work of internal and independent auditors.
     The independent auditors and also the internal auditors each regularly meet with the Audit Committee without the presence of any other parties.


Gary E. Pruitt
Vice President-Finance and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Univar Corporation:

     We have audited the accompanying consolidated balance sheets of Univar Corporation (a Delaware corporation) and subsidiaries as of February 28, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended February 28, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Corporation's wholly-owned Canadian subsidiary as of February 28, 1993, which statements reflect 16% of the 1993 consolidated assets and 15% and 14% of the 1993 and 1992 consolidated net revenues, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Univar Corporation and subsidiaries as of February 28, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1994, in conformity with generally accepted accounting principles.
     As explained in Note 5 and Note 6 to the consolidated financial statements, effective March 1, 1993, the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions.


Arthur Andersen & Co.
Seattle, Washington,
April 22, 1994 (except with respect to the transactions discussed in Note 12, as to which the date is May 18, 1994).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None
                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Identification of Directors, Identification of Executive Officers, Business Experience and Family Relationships

         The information required of directors of the Corporation by this item is incorporated by reference to the Corporation's definitive Proxy Statement which the Corporation will have filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

         The information required of executive officers of the Corporation by this item is included in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Cash Compensation, Bonuses and Deferred Compensation, Compensation Pursuant to Plans, Pension Table, and Stock Option Plans

         The information required by this item is incorporated by reference to the Corporation's definitive Proxy Statement which the Corporation will have filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Security Ownership of Certain Beneficial Owners, Security Ownership of Management, and Changes in Control

          The information required by this Item is incorporated by reference to the Corporation's definitive Proxy Statement which the Corporation will have filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Related Transactions, Certain Business Relationships and Indebtedness of Management

         The information required by this Item is incorporated by reference to the Corporation's definitive Proxy Statement which the Corporation will have filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)      (1)  Financial Statements

         Consolidated Statements of Operations
         Consolidated Statements of Cash Flows
         Consolidated Balance Sheets
         Consolidated Statements of Shareholders' Equity
         Notes to Consolidated Financial Statements

         (2)  Financial Statement Schedules

         (a)  Selected Quarterly Data
             (b) The following financial schedules are submitted herewith. All other financial schedules are either not applicable or are fully disclosed in the applicable section of the Corporation's financial statements and Management's Discussion and Analysis.
             Schedule V    Property, Plant, and Equipment
             Schedule VI Accumulated Depreciation and Amortization of Property, Plant, and equipment
             Schedule VIII       Valuation and Qualifying Accounts
             Schedule IX   Short-Term Borrowings

              Report of Independent Public Accountants, Arthur Andersen & Co., dated April 22, 1994.

(b) Reports on Form 8-K

    There have been no reports on Form 8-K filed, or required to be filed, during the fourth quarter of the year.

(c) Exhibits

    The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
UNIVAR CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED FEBRUARY 28/29, 1994, 1993, and 1992
(Thousands of Dollars)

        ADDITIONS
                Balance at                       Assets of
              Beginning of       Additions         Company
Classification        Year        at Cost        Acquired      Retirements

Year ended
Feb. 28, 1994:
Land               $ 23,362          $  429        $                $    0
Buildings           101,539           3,014                           -340
Equipment           209,054           8,264                         -5,953
Leased property
  under capital
  leases              5,419             318                          -314
Construction in
  progress            8,200           1,999                             0
                   -------          -------        -------         -------
                   $347,574         $14,024        $     0          -6,607
                   ========         =======        =======          ======
Year ended
Feb. 28, 1993:
Land               $ 22,601          $   11        $                $    0
Buildings           107,777           1,776                           -291
Equipment           153,969           9,595                         -7,457
Leased property
  under capital
  leases              5,582                                            -66
Construction in
  progress           62,886           5,175                           -216
                   --------         -------        -------         -------
                   $352,815         $     0        $     0         $-8,030
                   ========         ========       =======         =======

Year ended
Feb. 29, 1992:
Land               $ 17,261          $   68        $ 5,449          $  -15
Buildings            82,717             737         18,511            -631
Equipment           115,421          9,892          24,355          -2,577
Leased property
  under capital
  leases              5,082                            459            --
Construction in
  progress           51,634          20,255            206             92
                   -------          -------        -------         -------
                   $272,115         $30,952        $48,980         $-3,131
                   ========         =======        =======         =======

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT - PAGE 2
UNIVAR CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED FEBRUARY 28/29, 1994, 1993, and 1992
(Thousands of Dollars)

                             Other Changes - Add (Deduct)
                  Translation                  Balance at End
Classification        Adj (1)         Other               of Year

Year ended
Feb. 28, 1994:
Land                  $  -428         $   -18        $ 23,345
Buildings              -1,312           2,629         105,530
Equipment              -3,389           2,216         210,192
Leased property
  under capital
  leases                  -42              18           5,399
Construction in
  progress                  0         - 4,304           5,895
                      -------         -------        --------
                      $ 5,171         $   541        $350,361
                      =======         =======        ========
Year ended
Feb. 28, 1993:
Land                 $   -855         $ 1,605  (3)     23,362
Buildings              -2,803          -4,920  (3)    101,539
Equipment              -4,954          57,901  (2,3)  209,054
Leased property
  under capital
  leases                  -97                           5,419
Construction in
  progress                -10         -59,635           8,200
                     --------         -------        --------
                     $ -8,719         $-5,049        $347,574
                     ========         =======        ========
Year ended
Feb. 29, 1992:
Land                  $   -30         $  -132     (3)$  22,601
Buildings                 799           5,644   (2,3)  107,777
Equipment               1,226           5,652   (2,3)  153,969
Leased property
  under capital
  leases                   41                            5,582
Construction in
  progress                 19          -9,320           62,886
                      -------         -------         --------
                      $ 2,055         $ 1,844         $352,815
                      =======         =======         ========

(1)  Foreign currency translation adjustments.
(2)  Transfer from construction in progress.
(3)  Reclassification to/from other asset accounts.

SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
UNIVAR CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED FEBRUARY 28/29, 1994, 1993, and 1992
(Thousands of Dollars)

                        Balance at       Additions
                      Beginning of      Charged to
Classification                Year         Expense    Retirements

Year ended
Feb. 28, 1994:
Buildings                 $ 31,767         $ 4,689         $  -62
Equipment                   81,218          19,112         -4,796
Leased property
  under capital
  leases                     2,194             273            -51
                          --------         -------         ------
                          $115,179         $24,074        $-4,909
                          ========         =======        =======

Year ended
Feb. 28, 1993:
Buildings                $ 26,862         $ 4,599         $   -55
Equipment                  71,101          18,027          -6,668
Leased property
  under capital
  leases                    1,976             234              --
                         --------        --------         -------
                         $ 99,929         $22,860         $-6,723
                         ========         =======         =======

Year ended
Feb. 29, 1992:
Buildings                $ 23,516         $ 4,037         $  -276
Equipment                  57,216          12,106          -2,210
Leased property
  under capital
  leases                    2,980             267              --
                         --------         -------         -------
                         $ 83,712         $16,410         $-2,486
                         ========         =======         =======

SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT - Page Two
UNIVAR CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED FEBRUARY 28/29, 1994, 1993, and 1992
(Thousands of Dollars)

                          Other Changes - Add (Deduct)
                      Translation                     Balance at End
Classification            Adj (1)        Other               of Year

Year ended
Feb. 28, 1994:
Buildings                 $  -312       $   -31    (2)     $ 36,051
Equipment                  -1,026           208    (2)       94,716
Leased property
  under capital
  leases                      -22            -1               2,393
                          -------       -------            --------
                          $-1,360       $   176    (2)     $133,160
                          =======       =======            ========

Year ended
Feb. 28, 1993:
Buildings                 $  -258       $   629    (2)     $ 31,767
Equipment                    -822          -420    (2)       81,218
Leased property
  under capital
  leases                      -25             9    (2)        2,194
                          -------       -------            --------
                          $-1,105       $   218    (2)     $115,179
                          =======       =======            ========

Year ended
Feb. 29, 1992:
Buildings                 $   -84       $  -341    (2)     $ 26,852
Equipment                    -131         4,120    (2)       71,101
Leased property
  under capital
  leases                        4        -1,275    (2)        1,976
                          -------      --------            --------
                          $  -211       $ 2,504    (2)     $ 99,929
                          =======       =======            ========

(1)  Foreign currency translation adjustments.
(2)  Reclassification to/from other asset accounts.
(3) The annual provisions for depreciation have been computed principally in accordance with the following depreciable lives:

     Buildings                                  10-50 Years
     Equipment                                  3 - 40 Years
     Leased property under capital leases       Lesser of asset or lease life

SCHEDULE  VIII  --  VALUATION  AND  QUALIFYING  ACCOUNTS
UNIVAR  CORPORATION  AND SUBSIDIARIES
FOR  THE  YEARS  ENDED  FEBRUARY  28/29, 1994, 1993, and 1992
(Thousands  of  Dollars)


                        Balance         ADDITIONS                      Balance
                             at  Charged to  Charged to                at
                      Beginning   Costs and       Other                End of
    Description         of Year    Expenses    Accounts   Deductions   Year

   Allowance for losses on receivables for the year ended:

    February 28, 1994  $1,852     $2,294      $   0       $2,298  (1) $1,848
                       ======     ======      =====       ======      ======

    February 28, 1993  $2,294     $1,800      $   0       $2,242 (1)  $1,852
                       ======     ======      =====       ======      ======

    February 29, 1992  $1,636     $2,462       $528       $2,332 (1)  $2,294
                       ======     ======       ====       ======      ======

   (1)  Uncollectible accounts written off, net of recoveries.

SCHEDULE IX - SHORT-TERM BORROWINGS
UNIVAR CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED FEBRUARY 28/29, 1994, 1993, and 1992
(Thousands of Dollars)


                                                              Maximum
                                               Weighted        Amount
                                               Average      Outstanding
                               Balance At      Interest      During the
       Description            End of Year        Rate           Year

     Year ended February 28, 1994:
        Payable to Banks (1)    $23,331          4.2%         $40,479
                                =======          ====         =======
     Year ended February 28, 1993:
        Payable to Banks (1)    $31,445          6.8%         $53,103
                                =======          ====         =======
     Year ended February 29, 1992
        Payable to Banks (1)     $3,026          9.6%         $51,134
                                 ======          ====         =======

        Commercial Paper (2)    $25,000          4.8%         $25,000
                                =======          ====         =======

(1) Notes payable to banks represent borrowings under line of credit borrowing arrangements which generally have no termination date but are reviewed annually for renewal.

(2) Commercial paper generally matures 30 - 90 days from date of issue with no provisions for the extension of its maturity.

(3) The average amount outstanding during the period was computed by totaling the average outstanding borrowings for each month and dividing by 12.

(4) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

SCHEDULE IX - SHORT-TERM BORROWINGS
UNIVAR CORPORATION AND SUBSIDIARIES - Page Two
FOR THE YEARS ENDED FEBRUARY 28/29, 1994, 1993, and 1992
(Thousands of Dollars)


                                   Average         Weighted
                                    Amount         Average
                                 Outstanding    Interest Rate
                                  During the        During
       Description                 Year (3)      the Year (4)

     Year ended February 28, 1994:
        Payable to Banks (1)      $27,264           5.8%
                                  =======           ====
     Year ended February 28, 1993:
        Payable to Banks (1)      $35,793           7.0%
                                  =======           ====
     Year ended February 29, 1992
        Payable to Banks (1)      $30,491           7.7%
                                  =======           ====

        Commercial Paper (2)      $25,000           5.9%
                                  =======           ====


  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIVAR CORPORATION


  Date:  May 27, 1994           /s/ James W. Bernard
                               James W. Bernard,
                               President and Chief Executive Officer


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



  Date:  May 27, 1994           /s/ Gary E. Pruitt
                               Gary E. Pruitt,
                               Vice President-Finance and Treasurer
                               (Principal Financial and Accounting Officer)
  DIRECTORS

  James W. Bernard
  Richard E. Engebrecht
  Curtis P. Lindley
  Roger L. Kesseler
  N. Stewart Rogers
  Robert S. Rogers
  Andrew V. Smith
  William K. Street
  Roy E. Wansik
  Nicolaas J. Westdijk
  James H. Wiborg



  By: /s/ Willam A. Butler
  William A. Butler, Attorney-in-Fact
 Power of Attorney dated  April 29, 1994


 ARTHUR ANDERSEN & CO.
 801 Second Avenue, Suite 800
 Seattle, WA  98104
 (206) 623-8023



 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



 To Univar Corporation:

 We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Univar Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 22, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the methods of accounting for income taxes and postretirement benefits other than pensions in 1994 as discussed in Notes 5 and 6 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedules included in this Form 10-K are presented for the purposes of complying with the Securities and Exchange Commission rules and are not part of the basic consolidated financial statements. We did not audit the financial statements of the Corporation's wholly-owned Canadian subsidiary as of February 28, 1993, which statements reflect 16% of the 1993 consolidated assets and 15% and 14% of the 1993 and 1992 consolidated net revenues, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




 Arthur Andersen & Co.
 Seattle, Washington,
 April 22, 1994


DELOITTE &
      TOUCHE


Suite 2000                    Telephone: (604) 669-4466
1055 Dunsmuir Street          Facsimile:  (604) 685-0395
P.O. Box 49279
Four Bentall Centre
Vancouver, British Columbia
V7X 1P4






AUDITORS REPORT

  To the Shareholder,
  Van Waters & Rogers Ltd.

  We have audited the balance sheets of Van Waters & Rogers Ltd. as at February 28, 1993 and the statements of income and retained earnings and changes in financial position for the years ended February 28, 1993, and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

  In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 1993 and 1992 and the results of its operations and the changes in its financial position for the years ended February 28, 1993, and 1992 in accordance with generally accepted accounting principles in Canada applied on a consistent basis.




  Deloitte & Touche
  Chartered Accountants

  Vancouver, British Columbia
  April 14, 1993

                            EXHIBIT INDEX

  EXHIBIT INDEX


Exhibit
Number   Description

  Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

(3.1) Restated Certificate of Incorporation of the Registrant, as amended August 21, 1987 (filed as Exhibit 3.1 to Form 10-K dated May 22, 1989, File No. 1-5858).

(3.2) By-laws of the Registrant, as amended October 26, 1990.

(4.1) Certificate of Designation of Series A Junior Participating
      Convertible Preferred Stock of Univar Corporation (filed as
      Exhibit 4(ii) to Form 8-K dated May 13, 1994, File No. 1-5858)

(10.1)Univar Corporation 1979 Executive Stock Purchase Agreement, as amended (filed with Registration Statement on Form S-3, File No. 33-3933).

(10.2)1981 Stock Option Plan (filed with Registration Statement on
      Form S-8, File No. 2-98329).

(10.3)Univar Corporation 1986 Long-Term Incentive Stock Plan (filed with Registration Statement on Form S-8, File No. 33-34700).

(10.4)Agreement for Exchange of Capital Stock, dated as of September
      19, 1986, (filed as Exhibit 2(i) to Form 8-K dated November 1, 1986, File No. 0-2754).

(10.5)Asset Purchase and Sale Agreement, dated as of September 19,
      1986, (filed as Exhibit 2(ii) to Form 8-K dated November 1,
      1986, File No. 0-2754).

(10.6)First Amendment to Asset Purchase and Sale Agreement, dated as of October 21, 1986 (filed as Exhibit 2(iii) to Form 8-K dated November 1, 1986, File No. 0-2754).

(10.7)Addendum to Asset Purchase and Sale Agreement, dated as of October 31, 1986 (filed as Exhibit 2(iv) to Form 8-K dated
      November 1, 1986 (File No. 0-2754).

(10.8)Standstill Agreement between Univar Corporation and Pakhoed
      Investeringen B.V., dated as of September 19, 1986 (filed as
      Exhibit 4(i) to Form 8-K dated November 1, 1986, File No. 0-
      2754).

(10.9)Shareholder Agreements relating to change of control of the Corporation with Messrs James W. Bernard; Richard E.
      Engebrecht; M. M. Harris; Curtis P. Lindley; N. Stewart
      Rogers; Nat S. Rogers; Robert S. Rogers; and James H. Wiborg, dated as of September 19, 1986 (filed as Exhibit 4(ii) to Form 8-K dated November 1, 1986, File No. 0-2754).

(10.10)  Univar Corporation Supplemental Benefits Plan, dated August
      24, 1990 (filed as Exhibit 10.10 to Form 10-K, dated May 27, 1991, File No. 1-5858).

(10.11) Agreements relating to compensation in the event of a change in control of the Corporation between the Corporation and Messrs. James W. Bernard; James P. Alampi; James L. Fletcher; and Bevan A. Cates, dated as of March 1, 1992 (filed as
      Exhibit 10.11 to Form 10-K dated May 28, 1992, File No. 1-
      5858).

      10.12 Agreements relating to compensation in the event of a change in control of the Corporation between the Corporation and Mr. Paul H. Hough, dated as of August 21, 1992.

(10.13)  Univar Corporation Stock Purchase Plan (filed with
      Registration Statement on Form S-8, File No. 33-34697).

(10.14)  Univar Corporation Uni$aver Tax Savings Investment Plan
      (filed with Registration Statement on Form S-8, File No. 33-
      34511).

(10.15)  Van Waters & Rogers Ltd./Univar Corporation Stock Purchase
      Plan (filed with Registration Statement on Form S-8, File No.
      2-71255).

(10.16)  Share Purchase Agreement by and between Univar Europe N.V.,
      Univar Corporation, Pakhoed Investeringen B.V. and Kongsbo
      Industrier AB dated May 31, 1991 (filed as Exhibit 2(ii)A to Form 8-K, dated June 24, 1991, File No. 1-5858).

(10.17)  Amendment Agreement by and between Univar Europe N.V.,
      Univar Corporation, Pakhoed Investeringen B.V. and Kongsbo
      Industrier AB dated June 28, 1991 (filed as Exhibit 2(ii)B to Form 8-K dated June 24, 1991, File No. 1-5858).

(10.18)  Second Amendment Agreement by and between Univar Europe
      N.V., Univar Corporation, Pakhoed Investeringen B.V. and Kongsbo Industrier AB dated August 30, 1991 (filed as Exhibit
      10.18 to Form 10-K dated May 28, 1992, File No. 1-5858)..

(10.19)  Shareholders Agreement between Univar Corporation, Pakhoed
      Investeringen B.V. and Univar Europe N.V. dated as of June 27, 1991 (filed as Exhibit 2(iii) to Form 8-K dated June 24, 1991, File No. 1-5858).

(10.21)  Agreement on the Right of First Refusal - Univar Europe N.V.
      by and between Univar Corporation and the Dow Chemical Company dated as of June 24, 1991 (filed as Exhibit 2(iv) to Form 8-K dated June 24, 1991, File No. 1-5858).

(10.24)  Pre-emption Agreement between Univar Europe N.V., K&K Greeff
      Limited and The Dow Chemical Company Limited dated as of June 24, 1991 (filed as Exhibit 2(v) to Form 8-K dated June 24,
      1991, File No. 1-5858).

10.27 Univar Corporation 1992 Long-Term Incentive Plan as amended and restated as of April 28, 1994 (filed as Exhibit 10.27 to Form 10-K dated May 25, 1993, File No. 1-5858).

10.28 Van Waters and Rogers Ltd. Supplemental Benefits Plans dated June 25, 1993.

(10.29) Amended and Restated Agreement of Purchase and Sale of stock between Univar Corporation and The Dow Chemical Company dated as of May 13, 1994 (filed as Exhibit 4i to Form 8-K dated May 13, 1994, file no. 1-5858.)

(10.30)  Amended and Restated Standstill Agreement between
      Univar Corporation and The Dow Chemical Company dated May 13, 1994 (filed as Exhibit 4(I) to Form 8-K dated May 13, 1994,
      File No. 1-5858)

 22   Subsidiaries of Registrant.

 24.1   Consent of Independent Public Accountants - Arthur Andersen
        & Co.

 24.2   Consent of Independent Public Accountants - Deloitte &
        Touche.

 24.3   Consent of Independent Public Accountants - Arthur
        Andersen & Co.

 25     Power of Attorney

 28.2   Form 11-K Annual Report for the Univar Corporation
        Stock Purchase Plan.

 28.3   Form 11-K Annual Report for the Univar Corporation
        Uni$aver Tax Savings Investment Plan.

 28.4   Form 11-K Annual Report for the Van Waters & Rogers
        Ltd./Univar Corporation Stock Purchase Plan.