Form 10-Q
period 1994-05-31
UNIVAR CORP
filed 1994-06-28
CIK 101929

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarterly Period Ended May 31, 1994

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

On  June  20,  1994  the  Registrant had outstanding  21,643,288  shares
(excluding  treasury  shares) of common stock of $0.33-1/3   par  value,
which is the Registrant's only class of common stock.



UNIVAR CORPORATION and Subsidiaries

INDEX TO FORM 10-Q


                                                     PAGE NO.

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
           May 31, 1994 and February 28, 1994              3

           Consolidated Statements of Operations
           Three Months Ended May 31, 1994 and 1993        4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended May 31, 1994 and 1993        5

           Notes to Condensed Consolidated
           Financial Statements                            6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                               7



PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K            9



SIGNATURES                                                10



UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) (See Notes)

(000's)                               May 31, 1994  February 28, 1994


 Assets
 Current Assets:
   Cash and cash equivalents           $21,096          $15,530
   Receivables - net                   276,264          226,600
   Inventories                         136,694          125,638
   Other current assets                 10,769            9,486
                                       -------          -------
       Total current assets            444,823          377,254

 Real Properties Held for
 Sale and Long Term
   Receivables                          29,268           29,590
 Property, Plant and                   216,285          217,201
 Equipment - net
 Other Assets                           27,797           28,649
                                      --------        ---------
                                      $718,173        $ 652,694
                                      ========        =========


 Liabilities and
 Shareholders' Equity
 Current Liabilities:
   Bank overdrafts                   $  17,964        $  22,666
   Notes payable                        30,249           23,331
   Current portion of long-
     term debt                           7,230            7,296
   Accounts payable                    254,365          201,857
   Accrued liabilities                  37,254           38,559
                                      --------        ---------
       Total current                   347,062          293,709
         liabilities

 Long-term Debt                        120,357          147,058

 Other Long-term Liabilities            54,510           53,136

 Minority Interest                       1,636            1,385

 Shareholders' Equity
   Common stock                          8,005            7,339
   Additional paid-in capital          106,616           69,798
   Retained earnings                    97,083           97,060
   Cumulative translation
     adjustment                         -7,250           -6,961
   Treasury stock                       -9,664           -9,610
   Deferred stock
     compensation expense                 -182             -220
                                       -------          -------
       Total shareholders'             194,608          157,406
          equity                       -------          -------
                                      $718,173         $652,694
                                      ========         ========

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited) (See Notes)


                                         Three Months Ended
                                              May 31,
 (000's except per share data)          1994              1993

Sales                                $503,335         $487,951

Cost of Sales                         432,075          417,552
                                     --------         --------
Gross Margin                           71,260           70,399

Gross Margin Percentage                 14.2%            14.4%

Operating Expenses                     61,052           61,980
Reengineering Costs                     3,467
                                                             -
                                      -------          -------
Income from Operations                  6,741            8,419

Other Income (Expense):
   Interest expense                    -2,941           -3,519
   Other income-net                        50              290
                                      -------          -------
Income Before Provision for
  Taxes and Minority
  Interest                              3,850            5,190

Provision for Taxes on
  Income                                1,968            1,721
                                       -------          -------

Income before Minority
Interest                                1,882            3,469
                                       ------           ------
Minority Interest in Univar
Europe                                    385              196
                                     --------         --------
Net Income                           $  1,497         $  3,273
                                     ========         ========
Net Income per Share                 $   0.08         $   0.17
                                     ========         ========

Dividends per Share                  $  0.075         $  0.075
                                     ========         ========

Weighted Average Number of
Shares Outstanding                     20,060           19,668
                                     ========          =======

UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (See Notes)

                                            Three Months Ended
                                                 May 31,
(000's)                                    1994            1993

Cash Flows Provided (Used) by
Operating Activities:
   Net Income                           $1,497           $3,273

   Adjustments to reconcile
   net income to net cash
   provided by operating activities:
      Depreciation and
        amortization                     6,870            6,793
      Other                              1,525              653
   Changes in assets and
   liabilities:
      Accounts receivable              -50,663          -26,158
      Inventories                      -11,024          -13,230
      Accounts payable                  49,301           31,297
      Other current assets                 287            7,619
      Other current
        liabilities                       -166           12,430
                                       -------          -------
Net Cash Provided (Used) by
Operating Activities                    -2,373           22,677
                                       -------          -------
Cash Flows Used by Investing
Activities:
   Investment activity                     321              201
   Additions to property,
     plant, and equipment               -4,243           -2,575
   Changes in other assets                  98             -220
                                       -------          -------
Net Cash Used by Investing
Activities                              -3,824           -2,594
                                       -------          -------
Cash Flows Provided (Used) by
Financing Activities:
   Short-term borrowing                  5,200          -12,832
   Common stock activity                37,432              185
   Long-term debt incurred                 393           10,000
   Reduction in long-term
     debt                              -28,440          -23,907
   Payment of dividends                 -2,947           -1,472
                                       -------          -------
Net Cash Provided (Used) by
Financing Activities                    11,638          -28,026
                                       -------          -------
Effect of exchange rate
changes on cash                            125             -184
                                       -------          -------
Net Cash Provided (Used)                 5,566           -8,127

Cash and Cash Equivalents at
Beginning of Period                     15,530           29,516
                                       -------          -------
Cash and Cash Equivalents at
End of Period                          $21,096         $ 21,839
                                       =======         ========



UNIVAR CORPORATION and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of presentation

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report of the Registrant for the fiscal year ended February 28, 1994, and filed as Item 8 to Form 10-K, Commission File No. 1-5858.

     Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending February 28, 1995.

     2.   LIFO inventory

     The LIFO method of pricing is used for approximately 66% of the Registrant's inventory. Because an actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time, interim financial results are based on estimated LIFO adjustments and are subject to final fiscal year-end LIFO inventory amounts.

     3.   Accounting changes

     The Corporation adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" effective March 1, 1994. Postemployment benefits are all types of benefits, other than retirement benefits, provided to former or inactive employees, their beneficiaries, and covered dependents. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. Under this statement, the costs of postemployment benefits will be recognized on an accrual basis. The financial impact of adoption of SFAS No. 112 was not material for the first quarter.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net earnings for the first fiscal quarter were $1.5 million compared with $3.3 million for the first quarter last fiscal year. Sales for the quarter totaled $503.3 million, up 3.2% compared with sales of $488.0 million for the first quarter last year.

The Corporation experienced real sales growth in each of its continuing markets. In the United States, reported sales for the quarter were unchanged from the prior year. However, last year's sales volume included sales from the textile chemical business which was divested at the end of the second quarter, as well as sales of chlorinated fluorocarbons and chlorinated solvents, which have declined as a result of legislated obsolescence. Excluding these products, sales in the United States grew by 5%. Canadian sales, measured in local currency, increased 23%, reflecting a 40% growth in sales of agricultural products, due in part to an acquisition completed at the end of last year. Industrial chemical sales in Canada also increased by 6.5%. European sales, when measured in local currencies, grew by 7%, reflecting signs of economic recovery in the markets served by Univar Europe.

Both Canadian and European sales, when express in U.S. dollars, fail to reflect this substantial real growth, due to unfavorable currency exchange rates. Compared with the first quarter last year, the Canadian dollar dropped approximately 9% against the U.S. dollar and the combination of European currencies in the markets served by Univar Europe dropped approximately 2%.

Gross margin percentage was 14.2% for the quarter, down from 14.4% in the first quarter last year. While European margin percentage improved modestly, margin percentage is down in the United States, primarily as a result of selling the textile chemical business. Margin percentage is also down in Canada, where the impact of record agricultural chemical sales which carry a lower gross margin percentage, was the major factor.

Consolidated operating expenses, including reengineering costs, as a percent of sales, were 12.8% for the first quarter of this year, compared with 12.7% for the first quarter last year. Operating expenses, exclusive of reengineering costs, decreased to 12.1% of sales. The decrease occurred across all markets and is the result of continuing success from the Corporation's cost containment programs.

During the third quarter last year, the Corporation initiated an intensive reengineering program which, when completed, is expected to result in significant fundamental changes in business practices in the operations of the Corporation. Costs of this initiative for the first quarter totaled $3.5 million consisting primarily of consulting fees. This effort will continue throughout fiscal 1995.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The Corporation is involved in certain elective and required environmental programs. The following table shows additions to and expenditures charged against the Corporation's environmental accruals for the current and prior year comparable quarters.

                                   Three months ended
                                        May  31,
     (000's)                    1994           1993


     Beginning balance          $15.5          $15.4


     Expense
     provisions                   1.5            1.0

     Expenditures                 -.7           -1.3
                                -----          -----
     Ending balance             $16.3          $15.1
                                =====          =====


Income taxes for the first quarter were provided at an effective rate of 51% compared with 33% for the first quarter last year. The increase is due to a combination of non-recurring tax provision reductions in the prior year and a change in the mix of domestic and foreign income. The prior year quarter included the effect of adopting SFAS No. 109, "Accounting for Income Taxes," which resulted in a cumulative adjustment to reduce deferred taxes in the amount of $0.4 million. During the current quarter, the portion of taxable income earned in Canada, which is subject to higher rates compared with United States rates, increased by 40%.

Liquidity and Capital Resources

Working capital at the end of the first quarter was $97.8 million, up from $83.5 million at the prior year-end. Over the same period, the current ratio remained unchanged at 1:28:1. The change in working capital is due in part to seasonal fluctuations in working capital components related to agricultural sales.

Cash flow used by operations totaled $2.4 million for the quarter, compared with cash provided by operations totaling $22.7 million for the first quarter last year. The fluctuation for the quarter reflects changes in components of working capital which are consistent with the significant increase in agricultural sales.

The Corporation has domestic and foreign short-term credit lines totaling $85.6 million, of which $55.4 million was available at quarter-end. The Corporation also has access to funds up to $210 million under a medium-term revolving credit agreement with a group of banks, of which $140 million was available at quarter-end. The Corporation believes its internally generated cash, together with its access to bank lines, will be adequate to fund the planned capital expenditures, investments, and to support its working capital requirements.

Capital Expenditures

During  the  first quarter of this fiscal year, additions  to  property, plant, and equipment totaled $4.2 million, compared with $2.6 million for the prior year quarter. Current quarter additions consisted primarily of normal replacement and upgrading of fixed assets and construction expenditures for refurbishing warehouse and office facilities. The Corporation utilized available cash to fund the capital expenditures.

Exercise of Dow Put Agreement

On  May 13, 1994, the Corporation exercised its unilateral right to  put
(sell) 2 million shares of common stock , priced at $l8.74 per share, to The Dow Chemical Company ("Dow"). Proceeds from the sale totaled $37.5 million. Dow now holds 3.9 million shares of common stock representing approximately 18% of the issued and outstanding shares of Univar. In addition, Dow and Univar have agreed that, at any time within the three year period ending May 12, 1997, Univar can put to Dow, or Dow can call, up to 101,874 shares of Series A Convertible Preferred Stock. The price per share will be $93.70. Each share of Series A Convertible Preferred Stock is convertible into five shares of Univar Common Stock. Dow has agreed that it will pay to Univar $350,000 per year for each of the three years ending May 12, 1997, in the event Univar does not elect to put, or Dow does not call, the Series A Convertible Preferred Stock . (See Note 12 to the financial statements included in the Corporation's fiscal 1994 annual report on Form 10-K previously filed with the Securities and Exchange Commission.)

Univar Europe Stock Purchase Agreement

At the time of the organization of Univar Europe, Univar and its then 31% shareholder, Pakhoed Investeringen B.V. (Pakhoed), entered into a Shareholder Agreement resulting in the formation of Univar Europe, which was incorporated in the Netherlands in 1990. At the time Univar Europe was capitalized, it was 51% owned by the Corporation and 49% owned by Pakhoed. On May 18, 1994, Pakhoed gave notice to Univar that Pakhoed, in accordance with terms of the Shareholder Agreement, had elected to require Univar to purchase Pakhoed's interest in Univar Europe. The purchase is expected to close on September 1, 1994. The anticipated purchase price is approximately $25 million.


Part II.     OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

Form 8-K, as of May 13, 1994, was filed May 17, 1994 to report (1) the amendment of two agreements with The Dow Chemical Company ("Dow"), including an Agreement of Purchase and Sale of Stock, and a Standstill Agreement, and (2) the sale by the Registrant of 2,000,000 shares of its common stock to Dow.

Form 8-K, as of May 18, 1994, was filed on May 19, 1994, to report the Registrant's upcoming acquisition of the minority's 49% interest in Univar Europe held by Pakhoed Investeringen B.V. as described above in this Form 10-Q.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




UNIVAR CORPORATION



Date: June 28, 1994      By: \ JAMES W. BERNARD

                         James W. Bernard
                         President and Chief Executive Officer
                         (Duly Authorized Officer)



Date: June 28, 1994      By: \ GARY E. PRUITT

                         Gary E. Pruitt
                         Vice President - Finance and Treasurer
                         (Principal Financial and Accounting Officer)