Form 10-K/A
period 1994-02-28
UNIVAR CORP
filed 1994-06-29
CIK 101929

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant at May 16, 1994 was approximately $100,890,000. As of such date, 21,648,273 shares of the registrant's common stock, $0.33-1/3 par value, which is the registrant's only class of common stock, were outstanding.

               Documents Incorporated by Reference
The Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Item 10 - Directors Only, and Items 11, 12 and 13 of Part III)

ITEM 7./FISCAL 1994 COMPARED WITH FISCAL 1993 (con't)

Consolidated operating expenses, including re-engineering costs, as a percentage of sales, were 13.7% for 1994 compared with 13.5% for 1993. In the United States, operating expenses, exclusive of re-engineering charges, as a percentage of sales, increased to 14.1% for 1994 compared with 13.8% for 1993. Increases in wages, depreciation, and environmental costs were partially offset by savings realized from management of health care costs and lease costs, and by continuing
benefits from expense reduction programs.   Canadian operating expenses
dropped to  9.8% of sales for 1994 compared with 10.5% of sales for
1993.   European operating expenses decreased to 14.6% of sales compared with 15.1% in the prior year. Reductions in operating expenses, as a percentage of sales, in both Canada and Europe are due primarily to increased sales volumes which did not require related increased fixed costs and realized benefits of continuing cost reduction programs.

During the third quarter, the Corporation initiated an intensive re-engineering program which, when completed, should result in significant fundamental changes in business practices in our U.S. operations. The Corporation has retained a consulting firm which has broad experience assisting both chemical industry and wholesale distribution clients to identify and implement the type of changes necessary in order for the Corporation to achieve a significant competitive advantage. Re-engineering costs to date total $4.5 million, consisting primarily of consulting fees and travel costs incurred in the study of current operations and preliminary designs for change. The Corporation expects this effort to continue throughout fiscal 1995. Costs are expected to total approximately $12 million for fiscal 1995, consisting primarily of consulting fees.

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

The Corporation has domestic and foreign short-term credit lines totaling $85.6 million, of which $62.3 million was available at fiscal year-end 1994. The Corporation and its domestic and Canadian subsidiaries are parties to a medium-term revolving credit agreement with a group of banks which provide up to $210 million in available borrowings, of which $115 million was available at February 28, 1994. Total short-, medium- and long-term borrowings at fiscal year-end 1994 were $177.7 million, compared with $208.3 million at the end of fiscal 1993. (See Notes 2 and 3 to the financial statements.) The ratio of interest bearing debt (including non-interest bearing subordinated debt) to equity, which we have targeted at 1:1 historically, was 1.13:1 at the end of the current year, down from 1.28:1 at the end of the prior year. The increase over our target is due mainly to the subordinated debt owed to the minority shareholder by Univar Europe of approximately $20.1
million.   Subsequent to year end, as described in a preceding section,
Univar Corporation sold 2 million shares of stock at a price of $18.74 per share for a total purchase price of $37.5 million. Additionally, the Corporation announced it will acquire the minority shareholder's interest in Univar Europe. As a result of these transactions, the Corporation expects its ratio of interest bearing debt to equity to be significantly lower than the historical target.

The Corporation believes its internally generated cash, together with its access to available worldwide bank lines, will be adequate to cover anticipated liquidity requirements.

Working capital, excluding cash and cash equivalents and short-term borrowings, totaled $98.6 million at the end of fiscal 1994, compared with $102.7 million and $110.5 million at the end of fiscal 1993 and 1992, respectively. The decrease is due primarily to continuing emphasis on inventory management programs.

At fiscal year-end 1994, the ratio of current assets to current liabilities was 1.28:1 compared to 1.31:1 at fiscal year-end 1993. The change for the current year was due primarily to utilization of available cash to reduce debt and to reduction of inventories.

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

During fiscal 1992, the Corporation completed acquisitions which provided entry into the European market and enhanced its competitive market position in the northeastern United States and in Canada. The Corporation's European acquisition, described in Note 7 to the financial statements, resulted in the acquisition of a 51% owned subsidiary, Univar Europe N.V., a Netherlands corporation, and of four companies with operations in the United Kingdom, Scandinavia, Switzerland and northern Italy. Funding of the $59.1 million acquisition was provided in part by seller financing totaling approximately $8.9 million. The balance of the funding was provided proportionately by the Corporation (51%) and by Pakhoed (49%) in the form of interest and non-interest bearing debt and equity. The Corporation funded its contribution with proceeds from the sale of shares to Dow as described in Note 7 of the financial statements. On May 18, 1994, Univar agreed to acquire Pakhoed's 49% minority interest in Univar Europe. See the "Subsequent Events" discussion included above.

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

During the fiscal 1992 year, the Corporation also completed two other U.S. business acquisitions for an aggregate purchase price of $11.1 million.

See Note 10 to the financial statements for sales and other operations data by geographic area.

NOTE 3 - LONG TERM DEBT AND REVOLVING CREDIT (con't)

The Corporation has entered into certain interest rate swap agreements to manage its exposure to interest rate fluctuations. At February 28, 1994, the aggregate notional value of these agreements totaled $50 million, with a weighted average remaining life of approximately 7 years. These agreements effectively convert a portion of the Corporation's floating rate debt to fixed rate debt with rates ranging from 6.77% to 7.25% The estimated aggregate fair value of the contracts, as measured by the amount required to terminate the agreements at the balance sheet date, was approximately $2.8 million. The Corporation is exposed to, but does not anticipate, credit loss in the event of counterparty nonperformance.

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

    Subordinated Debt (Thousands of dollars)       1994     1993

       Non-interest bearing notes payable       $13,600  $14,081
       Interest bearing notes payable             6,502    7,573
                                               -------- --------
                                                $20,102  $21,654
                                               ======== ========

The interest and non-interest bearing subordinated notes are denominated in Swedish Krona, British Pounds Sterling and Swiss Francs. The notes are payable at the mutual consent of the Corporation and the minority shareholder or in the event of a change in ownership of Univar Europe. Interest is payable quarterly at rates of 90-day STIBOR plus 0.5%, or Sterling LIBOR (Pound Sterling based London Interbank Offering Rate) plus 0.5%. The 90-day STIBOR and 90-day Sterling LIBOR were 7.6% and 5.4%, respectively, at Univar Europe's year-end.

NOTE 5 - TAXES ON INCOME (con't)

FASB Statement No. 109 "Accounting for Income Taxes," was adopted effective March 1, 1993, resulting in a change in the method of accounting for income taxes. The favorable impact of the change is not material and is included in the provision for taxes on income for the year.

Domestic and foreign components of income (loss) before taxes on income and minority interest consisted of the following:

     (Thousands of dollars)      1994        1993         1992

     Domestic                 $  -246    $  1,618     $-12,659
     Foreign                   10,488       6,810        4,856
                             --------    --------     --------
                              $10,242    $  8,428     $ -7,803
                             ========    ========     ========

Provision for (benefit of) taxes on income (loss) consisted of the following components:

     (Thousands of dollars)      1994        1993         1992
     Current
        Federal               $   889     $   408      $-3,512
        State and Local           140         498       -1,394
        Foreign                 5,261       1,900        2,492
                             --------    --------     --------
                                6,290       2,806       -2,414
     Deferred                --------    --------     --------
        Federal                -1,770         358           12
        State and Local           291        -770           44
        Foreign                  -408         417          573
                             --------    --------     --------
                               -1,887           5          629
                             --------    --------     --------
                              $ 4,403      $2,811      $-1,785
                             ========    ========     ========

Deferred tax balances consisted of the following temporary differences at February 28, 1994 and March 1, 1993:

(Thousands of dollars)           1994                         1993
                      Deferred Tax  Deferred Tax   Deferred Tax  Deferred Tax
                      Assets        Liabilities    Assets        Liabilities

Alternative minimum
 tax                 $  7,500        $   ---       $ 6,312       $   ---
Tax loss and credit
 carryforwards            480            ---         3,446           ---
Self-Insurance
 Reserves               2,410            ---         2,271           ---
Pension and other
 compensation accruals  1,266            ---         2,323           ---
State Income Tax
 Accrual                1,268            ---           ---           ---
Vacation accrual        1,268            ---           ---           ---
Property                  ---          37,233          ---        39,424
Other                   4,162           4,784        7,872         8,563
                     --------         -------    ---------      --------
     Total           $ 18,354         $42,017      $22,224      $ 47,987
                     ========         =======     =========     ========

NOTE 6 - PENSION AND OTHER POST-RETIREMENT BENEFITS

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

The status of the Corporation's funded defined benefit plans is as follows:

 (Thousands of dollars)                      1994      1993

 Actuarial present value of
 benefit obligations
    Vested                                $84,544   $70,161
    Non-vested                               2,228    1,884
                                          -------   -------
 Accumulated benefit
  obligation                              $86,772   $72,045
                                          =======   =======

 Projected benefit obligation            $109,866   $90,529
 Plan assets at fair value                -80,395   -68,236
                                         --------   -------
 Projected benefit obligation
  in excess of plan assets                 29,471    22,293
 Unrecognized net transition
  obligation                                  327       396
 Unrecognized prior service
  cost                                       -244       -71
 Unrecognized net loss (plan
  changes and actuarial losses)           -26,251   -15,065
 Accrued pension cost, included          --------  --------
  in current and long-term
  liabilities                            $  3,303  $  7,553
                                         ========  ========

NOTE 7 - BUSINESS ACQUISITIONS AND DIVESTITURES

During fiscal 1994, the Corporation completed small acquisitions in Canada and the U.S., which together are expected to add approximately $28 million in sales volume. The aggregate purchase price was $4.4 million, consisting of inventories and non-compete covenants.

During fiscal 1994, in a series of transactions, the Corporation sold its textile chemical distribution business. This business contributed approximately $21 million of sales for fiscal 1994 and $37 million of sales for fiscal 1993. Proceeds from the combined transactions totaled $2.8 million, resulting in a gain on the sale of $0.4 million. Assets sold consisted primarily of inventories and a small amount of fixed assets.

The Corporation and its then 31% shareholder, Pakhoed Investeringen B.V. (Pakhoed), entered into an agreement resulting in the formation of Univar Europe, which was incorporated in The Netherlands in 1990.
Univar Europe was 51% owned by the Corporation and 49% owned by Pakhoed. On May 18, 1994, the Corporation agreed to acquire Pakhoed's 49% interest in Univar Europe. See Note 12 - Subsequent Events.

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

The aggregate purchase price of $59.1 million consisted of cash consideration of $47.7 million, a foreign currency denominated note payable valued at $7.6 million, related expenses of $2.5 million and a foreign currency denominated contract for deferred consideration in an amount to be determined. The future amount of the deferred consideration to be paid (at current exchange rates) will be a minimum of $1.6 million and a maximum of $8.0 million. The exact future amount is to be determined based on earnings of the entities acquired. The deferred consideration is non-interest bearing, and is payable in fiscal 1996. The discounted future value of the minimum amount is included in long-term debt. Funding for the Corporation's 51% share of the aggregate purchase price was provided through the sale of 1.9 million shares of the Corporation's common stock to The Dow Chemical Company
(Dow) as described in Note 12.

NOTE 8 - COMMON STOCK TRANSACTIONS (See also Note 12 - Subsequent
Events)

STOCK OPTIONS AND RESTRICTED STOCK AWARDS

The Corporation's long-term incentive stock plans (the Plans) provide for the granting, to officers and key employees, of non-qualified stock options, incentive stock options, and restricted stock awards. For incentive stock options, the option price cannot be less than the fair market value of the common stock at the date of grant. Non-qualified stock options may be granted at less than the fair market value of the common stock. Under one program, options become exercisable beginning 3 years after the date of grant, and expire 10 years and 3 months after the date of grant, based on the Corporation's performance compared with performance of a selected peer group.
Under all other programs, options become exercisable at the rate of 20% per year beginning two years after the date of grant, and expire ten years after the date of grant. Options may be exercisable as determined by the committee of the Board of Directors that administers the Plans. Restricted Stock Awards (RSA's) may be granted or sold to officers and key employees. RSA's may not be sold or otherwise disposed of during the established restriction periods, presently five and six years.

NOTE 12 - SUBSEQUENT EVENTS

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

        ADDITIONS
                Balance at                       Assets of
              Beginning of       Additions         Company
Classification        Year        at Cost        Acquired      Retirements

Year ended
Feb. 28, 1994:
Land               $ 23,362          $  429        $                $    0
Buildings           101,539           3,014                           -340
Equipment           209,054           8,264                         -5,953
Leased property
  under capital
  leases              5,419             318                          -314
Construction in
  progress            8,200           1,999                             0
                   -------          -------        -------         -------
                   $347,574         $14,024        $     0          -6,607
                   ========         =======        =======          ======
Year ended
Feb. 28, 1993:
Land               $ 22,601          $   11        $                $    0
Buildings           107,777           1,776                           -291
Equipment           153,969           9,595                         -7,457
Leased property
  under capital
  leases              5,582                                            -66
Construction in
  progress           62,886           5,175                           -216
                   --------         -------        -------         -------
                   $352,815         $16,557        $     0         $-8,030
                   ========        ========        =======         =======

Year ended
Feb. 29, 1992:
Land               $ 17,261          $   68        $ 5,449          $  -15
Buildings            82,717             737         18,511            -631
Equipment           115,421          9,892          24,355          -2,577
Leased property
  under capital
  leases              5,082                            459            --
Construction in
  progress           51,634          20,255            206              92
                    -------         -------        -------         -------
                   $272,115         $30,952        $48,980         $-3,131
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

      (3.2)  By-laws of the Registrant, as amended October 26,
      1990.

       3.3   Restated Certificate of Incorporation of the
      Registrant, as amended September 19, 1989.

      (4.1)  Certificate of Designation of Series A Junior
      Participating Convertible Preferred Stock of Univar
      Corporation (filed as Exhibit 4(ii) to Form 8-K dated May
      13, 1994, File No. 1-5858)

      (10.1) Univar Corporation 1979 Executive Stock Purchase
      Agreement, as amended (filed with Registration Statement on Form S-3, File No. 33-3933).

      (10.2) 1981 Stock Option Plan (filed with Registration
      Statement on Form S-8, File No. 2-98329).

      (10.3) Univar Corporation 1986 Long-Term Incentive Stock
      Plan (filed with Registration Statement on Form S-8, File
      No. 33-34700).

      (10.4) Agreement for Exchange of Capital Stock, dated as of September 19, 1986, (filed as Exhibit 2(i) to Form 8-K dated November 1, 1986, File No. 0-2754).

      (10.5) Asset Purchase and Sale Agreement, dated as of
      September 19, 1986, (filed as Exhibit 2(ii) to Form 8-K dated November 1, 1986, File No. 0-2754).

      (10.6) First Amendment to Asset Purchase and Sale
      Agreement, dated as of October 21, 1986 (filed as Exhibit
      2(iii) to Form 8-K dated November 1, 1986, File No. 0-
      2754).

      (10.7) Addendum to Asset Purchase and Sale Agreement, dated as of October 31, 1986 (filed as Exhibit 2(iv) to
      Form 8-K dated November 1, 1986 (File No. 0-2754).

      (10.8) Standstill Agreement between Univar Corporation and
      Pakhoed Investeringen B.V., dated as of September 19, 1986
      (filed as Exhibit 4(i) to Form 8-K dated November 1, 1986,
      File No. 0-2754).