Form 10-Q
period 1994-08-31
UNIVAR CORP
filed 1994-10-13
CIK 101929

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended August 31, 1994

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
                   Telephone No. (206) 889-3400



Indicate  by  a  check mark whether the Registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

On  October  1,  1994, the Registrant had outstanding 21,788,691  shares
(excluding  treasury  shares) of common stock of $0.33-1/3   par  value,
which is the Registrant's only class of common stock.
UNIVAR CORPORATION and Subsidiaries

INDEX TO FORM 10-Q


                                                     PAGE NO.

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
           August 31, 1994 and February 28, 1994                3

           Consolidated Statements of Operations
           Three and Six Months Ended August 31, 1994 and 1993   4

           Condensed Consolidated Statements of Cash Flows
           Three and Six Months Ended August 31, 1994 and 1993   5

           Notes to Condensed Consolidated Financial Statements  6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     8



PART II - OTHER INFORMATION

     Item 5.   Other Information                                12

     Item 6.   Exhibits and Reports on Form 8-K                 12



SIGNATURES                                                13

UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) (See Notes)

(000's)                           August 31, 1994   February 28, 1994

Assets
Current Assets:
   Cash and cash equivalents            $ 20,506       $ 15,530
   Receivables - net                     261,051        226,600
   Inventories                           133,240        125,638
   Other current assets                   17,565          9,486
                                        --------        -------
      Total current assets               432,362        377,254

Real Properties Held for
 Sale and Long Term Receivables           28,964         29,590
Property, Plant and
 Equipment - net                         204,960        217,200
Other Assets                              27,574         28,649
                                         -------        -------
                                        $693,860       $652,693
                                        ========       ========

Liabilities and Shareholders'
  Equity
Current Liabilities:
   Bank overdrafts                      $ 12,314       $ 22,666
   Notes payable                          38,081         23,331
   Current portion of long-
     term debt                             7,182          7,296
   Accounts payable                      233,096        201,857
   Accrued liabilities                    58,597         38,559
                                        --------       --------
     Total current liabilities           349,270        293,709

Long-term Debt                           112,142        147,058

Other Long-term Liabilities               54,369         53,136

Minority Interest                          2,022          1,385

Shareholders' Equity
   Common stock                            8,006          7,339
   Additional paid-in capital            107,505         69,797
   Retained earnings                      76,356         97,060
   Cumulative translation
     adjustment                           -5,724         -6,961
   Treasury stock                         -9,116         -9,610
   Deferred stock compensation
     expense                                -970           -220
                                        --------       --------

     Total shareholders' equity          176,057        157,405
                                        --------       --------

                                        $693,860       $652,693
                                        ========       ========

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited) (See Notes)

                               Three Months Ended    Six Months Ended
                                     August 31,           August 31,
 (000's except per share data)     1994     1993      1994        1993

Sales                            $496,820  $474,118  $1,000,155  $962,069
Cost of Sales                     426,893   404,096     858,968   821,649
                                 --------  --------  ----------  --------
Gross Margin                       69,927    70,022     141,187   140,420
Gross Margin Percentage             14.1%     14.8%       14.1%     14.6%

Operating Expenses                 62,720    63,088     123,772   125,068
Reengineering Costs                33,289         -      36,756         -
                                 --------  --------  ----------  --------
(Loss) Income from
  Operations                      -26,082     6,934     -19,341    15,352

Other Income (Expense):
Interest expense                   -2,974    -3,367      -5,915    -6,887
Other income-net                      -23       156          27       447
                                 --------  --------  ----------  --------
(Loss) Income before provision
 for Taxes on Income and
 Minority Interest                -29,079     3,723     -25,229     8,912

(Benefit of) Provision for
 Taxes on Income                  -10,307     1,670      -8,339     3,390
                                 --------  --------  ----------  --------
(Loss) Income before Minority
 Interest                         -18,772     2,053     -16,890     5,522

Minority Interest in Univar
  Europe                              322        96         708       292
                                 --------  --------  ----------  --------
Net (Loss) Income                $-19,094  $  1,957  $-  17,598    $5,230
                                 --------  --------  ----------  --------
Net (Loss) Income per Share      $  -0.88  $   0.10  $    -0.84   $  0.27
                                 --------  --------  ----------   -------
Dividends Paid per Share         $   0.08  $   0.15  $     0.23   $  0.23
                                 --------  --------  ----------  --------
Weighted Average Number of
  Shares Outstanding               21,752    19,695      20,906    19,682
                                 ========  ========  =========   ========

UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (See Notes)

                            Three Months Ended      Six Months Ended
                                 August 31,              August 31,
 (000's except per share data)   1994    1993          1994      1993

Cash Flows Provided (Used)
 by Operating Activities:
  Net (Loss) Income           $-19,094  $  1,957  $-  17,597     $  5,230

Adjustments to reconcile net
 income to net cash provided
 (used) by operating activities:
   Depreciation and
    amortization                 6,954     6,890      13,824      13,683
   Non-cash portion of re-
    engineering accrual         18,629         0      18,629           0
   Other - net                   1,028      -669       2,553         -16

Changes in assets and liabilities:
   Accounts receivable          20,728    15,846     -29,935      -10,312
   Inventories                   5,081    19,373     - 5,943        6,143
   Accounts payable            -29,576   -34,839      19,725       -3,542
   Other current assets         -1,984      -348      -1,697        7,271
   Other current liabilities     4,805   -10,114       4,639        2,316
                              --------  --------  ----------     --------
Net Cash Provided (Used) by
 Operating Activities            6,571   - 1,904       4,198       20,773
                              --------  --------  ----------     --------
Cash Flows Used by Investing
 Activities:
   Proceeds from investments       305       620         626          821
   Additions to property, plant
     and equipment              -4,041    -4,961      -8,284       -7,536
   Changes in other assets         -54      -134          44         -354
                              --------  --------  ----------     --------
Net Cash Used by Investing
 Activities                     -3,790    -4,475      -7,614       -7,069
                              --------  --------  ----------     --------
Cash Flows Provided (Used)
 by Financing Activities:
   Short-term borrowings-net     7,526        70      12,726      -12,762
   Common stock activity          -111        33      37,321          218
   Long-term debt incurred           0         0         250       10,000
   Reduction in long-term
     debt                       -9,828    -2,120     -38,125      -26,027
   Payment of dividends         -1,633    -2,945      -4,580       -4,417
                              --------  --------  ----------     --------
Net Cash Provided (Used) by
 Financing Activities           -4,046    -4,962       7,592      -32,988
                              --------  --------  ----------     --------
Effect of Exchange Rate
 Changes on Cash                   675      -586         800         -770
                              --------  --------  ----------     --------
Net Cash Provided (Used)          -590   -11,927       4,976      -20,054

Cash and Cash Equivalents
 at Beginning of Period         21,096    21,389      15,530       29,516
                              --------  --------  ----------     --------
Cash and Cash Equivalents
 at End of Period             $ 20,506  $  9,462  $   20,506     $  9,462
                              ========  ========  ==========     ========

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


     2.   LIFO inventory

           The LIFO method of pricing is used for approximately 65% of the Registrant's inventory. Because an actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time, interim financial results are based on estimated LIFO adjustments and are subject to final fiscal year-end LIFO inventory amounts.


     3.   Reengineering charges

           Beginning in the second quarter of fiscal 1994, the Corporation began work on a strategic business transformation of the U.S. operating company. The project began with an analysis of all aspects of services provided, customer profitability, logistics network design and information systems effectiveness. As a result of this effort, at the end of the second quarter of fiscal 1995, the Corporation announced its plans to reorganize the U.S. company, redesign its distribution network, develop a national procurement and materials management strategy, increase sales force efficiency, improve gross margins, and reduce the amount of capital required to conduct ongoing operations.

UNIVAR CORPORATION and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) continued


           During the first six months of fiscal 1995, the Corporation recorded pretax reengineering charges of $36.8 million, which were necessitated by the following factors:

                                                          Millions
                                                    Pretax       After-tax


     Costs of reorganizing the U.S. company to a
     process-based structure, eliminating up to 2
     layers of management, and redesign of the
     company's distribution network, including
     severance, other employee benefits and facility
     closure costs.                                     $16.5       $10.3

     Write-down (non-cash) to fair value of certain
     facilities resulting from the decision to
     implement the new logistics system.                 10.4         6.4

     Consultant fees and project travel costs
     incurred                                             9.9         6.1
                                                         -----       -----
                                                         $36.8       $22.8
                                                         =====       =====

        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the past year, management's major focus has been to develop a plan for achieving strategic transformation of the business operations in the U.S. operating company, with the objective of dramatically enhancing prospects for improved overall financial performance. As a result of this effort, the Corporation announced at its annual shareholders' meeting, on August 25, 1994, a comprehensive, after tax charge of $18.6 million, in connection with an ongoing U.S. reengineering project. Prior to this accrual, reengineering costs of $2.0 million, net of tax, were incurred during the quarter, bringing the total for the quarter to $20.6 million, or $0.95 per share. Excluding reengineering charges, earnings for the quarter were $1.5 million or $0.07 per share compared with earnings of $2.0 million or $0.10 per share, during the second quarter last year.

The Corporation continued to experience sales growth during the second quarter in both its U.S. and foreign operations. Sales totaled $496.8 million, up 4.8% compared with sales of $474.1 million in the second quarter last year. Real sales growth in each of the Corporation's continuing markets continues to be significantly stronger than reported. In the United States, sales for the quarter increased by more than 5%, exclusive of the impact of selling our textile chemicals business which was divested at the end of the second quarter last year, and exclusive of chlorinated fluorocarbon and chlorinated solvent sales, which have declined as a result of legislated obsolescence. Canadian sales, measured in local currency, increased more than 30%. While a third of this substantial growth is attributable to an acquisition completed at the end of the prior year, the remaining increase reflects real growth in both industrial and agricultural chemical sales, spurred on by economic growth. European sales, when measured in local currencies, grew by 6%, reflecting signs of economic recovery in most of our European markets.

The substantial continuing real growth in Canadian and European sales was partially offset by unfavorable currency fluctuations. Compared with the second quarter last year, the Canadian dollar dropped approximately 8% against the U.S. dollar and the combination of European currencies in the markets served by Univar Europe dropped approximately 2%.

On a consolidated basis, gross margin percentage was 14.1% for the quarter, down from 14.8% in the second quarter last year. While European margin percentage continued to improve, margin percentage is down in the United States, due to inventory product price increases which resulted in an increase in the LIFO reserve, and higher volumes of lower margin products. Additionally, the prior year quarter included the subsequently divested textile chemicals business, which carried higher margins. Margin percentage decreased in Canada, where the impact of continuing record agricultural chemical sales, which carry a lower gross margin percentage, was the primary factor. For the first six months this year, gross margin percentage was 14.1%, compared with 14.6% from the first six months of the prior year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Operating expenses, including reengineering costs of $33.3 million, totaled $96.0 million. Operating expenses, exclusive of reengineering costs, decreased to $62.7 million, or 12.6 % of sales, compared with $63.1 million, or 13.3% of sales during the second quarter last year. The decrease occurred across all markets and is the combined result of continuing success from the
Corporation's cost containment programs and divestiture of the textile chemicals business. For the first six months this year, operating expenses, including reengineering costs of $36.8 million, totaled $160.5 million. Operating expenses, exclusive of reengineering costs, decreased to $123.8 million, or 12.4 % of sales, compared with $125.1 million, or 13.0% of sales during the first six months last year.

Beginning in the second quarter of fiscal 1994, the Corporation began work on a strategic business transformation of the U.S. operating company. The project began with an analysis of all aspects of services provided, customer profitability, logistic network design and information systems effectiveness. As a result of this effort, at the end of the second quarter this year, the Corporation announced its plans to reorganize the U.S. company, redesign its distribution network, develop a national procurement and materials management strategy, increase sales force efficiency, improve gross margins, and reduce the amount of capital required to conduct ongoing operations. Reengineering charges totaled $33.3 million pre-tax for the second quarter, and $36.8 million pre-tax for the first six months of fiscal 1995. The non cash portion of this charge totals $10.4 million pertaining to asset write-downs. Pre-tax cash costs total $26.4 million of which $3.3 million and $6.7 million were expended during the second quarter and first six months of fiscal 1995, respectively. The remainder will be expended over the next 36 months. Cash costs include professional fees incurred; the expected costs of facility consolidations; asset retirements; and employee separations, relocations and related costs. Implementation of a newly designed logistics system will enable the Corporation to convert nearly half of the 100 plus full service facilities in the U.S. to service points, with reduced staffing and inventory. As operational efficiency increases over the next 12 to 24 months, the Corporation anticipates a reduction of approximately 500 jobs in the U.S. The benefits to be realized following implementation of these reengineering actions are anticipated to yield an annual increase at a rate in excess of $30 million in pre-tax income.

The Corporation is involved in certain elective and required environmental programs. The following table shows additions to and expenditures charged against the Corporation's environmental accruals for the current and prior year comparable quarters and first six months:

                       Quarter ended   Six months ended
                           Aug. 31,          Aug. 31,
      (millions)       1994      1993    1994    1993


     Beginning         $16.3    $15.0   $15.5    $15.4
     balance

     Expense             1.7      1.0     3.2      2.0
     provisions

     Expenditures      (1.1)    (1.0)   (1.8)    (2.2)
                       -----    -----   -----    -----
     Ending balance    $16.9    $15.0   $16.9    $15.0
                       =====    =====   =====    =====

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The Corporation provided a tax benefit for the quarter at an effective rate of 35.4% compared with tax expense at an effective rate of 44.8 % for the second quarter last year. The effective tax rate for the Corporation varies from period to period primarily as a result of changes in the proportion of taxable income earned in Canada where the effective tax rate is 43.5%. Additional factors which increase the tax expense provision rate while decreasing the tax benefit rate include operating losses and goodwill amortization in certain foreign countries for which no tax benefit is available.

Liquidity and Capital Resources

Working capital at the end of the second quarter was $83.1 million, not significantly changed from $83.5 million at the prior year-end. Over the same period, the current ratio decreased to 1.24:1 compared with 1.28:1. The changes in working capital and current ratios are due in part to seasonal fluctuations in working capital components related to agricultural sales and to accruals related to the reengineering charge.

Cash flow provided by operations totaled $6.6 million for the quarter, compared with cash used by operations totaling $1.9 million for the second quarter last year. For the first six months this year, cash provided by operations totaled $4.2 million compared with $20.8 million for the first six months last year. The increase in cash flow for the quarter is consistent with the seasonal pattern of agricultural sales, combined with the increase in these sales. The decrease for the first six months reflects a combination of the cash impact of reengineering costs, totaling approximately $4.1 million, added to the cost of changes in components of working capital necessitated by the addition of new agricultural business.

The Corporation has domestic and foreign short-term credit lines totaling $85.6, of which $47.5 million was available at quarter-end. The Corporation also has access to funds up to $210 million under a medium-term revolving credit agreement with a group of banks, of which $150 million was available at quarter end. The Corporation believes its internally generated cash, together with its access to bank lines, will be adequate to fund the planned capital expenditures, investments, and to support its working capital requirements.

On  May  13, 1994, the Corporation exercised its unilateral right  to  put
(sell) 2 million shares of common stock, priced at $18.74 per share, to The Dow Chemical Company ("Dow"). Proceeds from the sale totaled $37.5
million.   Dow  now holds 3.9 million shares of common stock  representing
approximately  18%  of the issued and outstanding shares  of  Univar.   In
addition, Dow and Univar have agreed that, at any time within the three year period ending May 12, 1997, Univar can put to Dow, or Dow can call, up to 101,874 shares of Series A Convertible Preferred Stock. The price per share will be $93.70. Each share of Series A Convertible Preferred
Stock  is  convertible into five shares of Univar Common Stock.   Dow  has
agreed that it will pay to Univar $350,000 per year for each of the three years ending May 12, 1997, in the event Univar does not elect to put, or Dow does not call, the Series A Convertible Preferred Stock.
(See Note 12 to the financial statements included in the Corporation's fiscal 1994 annual report on Form 10-K previously filed with the Securities and Exchange Commission.)

Capital Expenditures

During the second quarter of this fiscal year, additions to property, plant, and equipment totaled $4.0 million, compared with $5.0 million for the prior year quarter. Current quarter additions consisted primarily of normal replacement and upgrading of fixed assets and construction expenditures for refurbishing warehouse and office facilities. The Corporation utilized available cash to fund the capital expenditures.

Part II.     OTHER INFORMATION


Item 5.    Other Information

On September 1, 1994, the Corporation completed its acquisition of the minority's 49% share of Univar Europe, owned by Pakhoed Investeringen B.V. The purchase price of $25.8 million was funded using available cash and credit capacity. On a pro forma basis, including this acquisition, financial leverage is .92:1 compared with 1.13:1 at year-end and .89:1 at the end of the second quarter.

Item 6.    Exhibits and Reports on Form 8-K

There have been no reports on Form 8-K filed, or required to be filed, during the quarter for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




UNIVAR CORPORATION



Date: October 12, 1994   By:
                         James W. Bernard
                         President and Chief Executive Officer
                         (Duly Authorized Officer)



Date: October 12, 1994   By:
                         Gary E. Pruitt
                         Vice President - Finance and Treasurer
                         (Principal Financial and Accounting Officer)