Form 10-Q
period 1994-11-30
UNIVAR CORP
filed 1995-01-13
CIK 101929

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended November 30, 1994

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
                  Telephone No. (206) 889-3400


Indicated by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                YES X          NO ___

On January 4, 1995, the Registrant had outstanding 21,794,948 shares (excluding treasury shares) of common stock of $0.33-1/3 par value, which is the Registrant's only class of common stock.

UNIVAR CORPORATION and Subsidiaries

INDEX TO FORM 10-Q

                                                                PAGE NO.

PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           November 30, 1994 and February 29, 1994                    3

           Consolidated Statements of Operations
           Three and Nine Months Ended November 30, 1994 and 1993     4

           Condensed Consolidated Statements of Cash Flows
           Three and Nine Months Ended November 30, 1994 and 1993     5

           Notes to Condensed Consolidated Financial Statements       6


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8



PART II  - OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                           12


UNIVAR CORPORATION and Subsidiaries
Condensed  Consolidated Balance Sheets (Unaudited) (See Notes)

(000's)                   November 30, 1994     February 28, 1994

Assets
Current Assets:
  Cash and cash equivalents       $  20,375            $  15,530
  Receivables - net                 248,445              226,600
  Inventories                       132,565              125,638
  Other current assets               10,010                9,486
                                  ---------            ---------
      Total current assets          411,395              377,254

Real Properties Held for Sale
  and Long Term Receivables          31,107               29,590
Property, Plant and                 207,210              217,201
Equipment - net
Other Assets                         30,225               28,649
                                    -------              -------
                                   $679,937             $652,694
                                   ========             ========

Liabilities and
Shareholders' Equity
Current Liabilities:
  Bank overdrafts                 $  29,149            $  22,666
  Notes payable                      44,606               23,331
  Current portion of
    long-term debt                    5,191                7,296
  Accounts payable                  218,437              201,857
  Accrued liabilities                54,630               38,559
                                    -------              -------
    Total current liabilities       352,013              293,709

Long-term Debt                      110,508              147,058

Other Long-term Liabilities          46,292               53,136

Minority Interest                         -                1,385

Shareholders' Equity
  Common stock                        8,006                7,339
  Additional paid-in capital        107,551               69,798
  Retained earnings                  75,657               97,060
  Cumulative translation
    adjustment                      -10,460               -6,961
  Treasury stock                     -9,094               -9,610
  Deferred stock
     compensation expense              -536                 -220
                                    -------             --------
     Total shareholders'equity      171,124              157,406
                                    -------              -------
                                   $679,937             $652,694
                                   ========             ========

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited) (See Notes)


                               Three Months Ended    Nine Months Ended
                                   November 30,         November 30
(000's except per share data)    1994      1993        1994         1993

Sales                         $468,778 $430,299   $1,468,933  $1,392,368
Cost of Sales                  399,814  366,075    1,258,782   1,187,724
                               -------  -------   ----------    --------
Gross Margin                    68,964   64,224      210,151     204,644
Gross Margin Percentage          14.7%    14.9%        14.3%       14.7%

Operating Expenses              62,873   60,117      186,645     185,185
Reengineering Costs                605       -        37,361         -

                                ------   ------      -------    -------
Income (Loss) from Operations    5,486    4,107      -13,855     19,459

Other Income (Expense):
Interest expense                -3,292   -3,133       -9,207    -10,020
Other income-net                   197      285          224        732
                                ------   ------       ------    -------
   Income (Loss) Before
   for Taxes on Income
   and Minority Interest         2,391    1,259      -22,838     10,171

Provision for (Benefit of)       1,560      877       -6,779      4,267
Taxes on Income
                                ------   ------       ------     ------
Income (Loss) before
   Minority Interest               831      382      -16,059      5,904

Minority Interest
 in Univar Europe                 -104      -76          604        216
                                 -----    -----      -------     ------
Net Income (Loss)                $ 935    $ 458     -$16,663     $5,688
                                 =====    =====      =======     ======
Net Income  (Loss) per Share     $0.04    $0.02       -$0.79     $ 0.29
                                 =====    =====        =====     ======
Dividends Paid per Share        $ 0.08   $ 0.08       $ 0.23     $ 0.23
                                ------   ------       ------     ------
Weighted Average Number of
  Shares Outstanding            21,791   19,689       21,198     19,684
                                ======   ======       ======     ======

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (See Notes)

                                  Three Months Ended   Nine Months Ended
                                      November 30,       November  30,
(000's except per share data)         1994     1993      1994     1993
                                  --------  -------  --------   ------
Cash Flows Provided by Operating
Activities:
Net Income (Loss)                  $   934   $  458  -$16,663   $5,688
Adjustments to reconcile net
income (loss) to net
cash provided by operating
 activities:
  Depreciation and amortization      7,003    6,890    20,827   20,573
   Non-cash portion of
     reengineering accrual               -       -     16,389       -
   Other - net                      -4,347      889    -1,794      873

Changes in assets and
 liabilities:
   Accounts receivable              16,044   13,952   -13,891    3,640
   Inventories                       1,071      311    -4,872    6,454
   Accounts payable                  1,455      135    21,180   -3,407
   Other current assets, net        -2,201      938    -3,898    8,209
   Other current liabilities, net   -4,446    1,156     2,433    3,472
                                    ------   ------    ------    -----
Net Cash Provided by
   Operating Activities:            15,513   24,729    19,711   45,502
                                    ------   ------    ------   ------
Cash Flows Used by Investing
Activities:
   Acquisition of
    investments, net               -33,339     -582   -32,713     239
   Additions to property,
    plant and equipment             -6,966   -1,254   -15,250  -8,790
   Changes in other assets              25   -1,741        69  -2,095
                                    ------   ------    ------  ------
Net Cash Used by Investing
 Activities:                       -40,280   -3,577   -47,894  -10,646
                                   -------   ------   -------  -------
Cash Flows Provided (Used) by
Financing Activities:
   Short-term borrowings - net       4,595   -5,359    17,321 -18,121
   Common stock activity               194       72    37,515     290
   Long-term debt incurred          20,244        -    20,351  10,000
   Reduction in long-term debt        -450   -3,894   -38,432 -29,921
   Payment of dividends                  -        -    -4,580  -4,417
                                    ------   ------   -------  ------
Net Cash Provided (Used)
   by Financing Activities:         24,583   -9,181    32,175 -42,169
                                    ------   ------   -------  ------
Effect of Exchange Rate Changes
 on Cash                                53     -235       853  -1,005
                                    ------   ------   -------  ------
Net Cash Provided (Used)              -131   11,736     4,845  -8,318

Cash and Equivalents at
 Beginning of Period                20,506    9,462    15,530  29,516
                                    ------  -------   -------  ------
Cash and Equivalents
 at End of Period                  $20,375  $21,198   $20,375 $21,198
                                    ======  =======   =======  ======

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


3.   Acquisition of Minority Interest

     At the time of the organization of Univar Europe, Univar and its then 31% shareholder, Pakhoed Investeringen B.V. (Pakhoed), entered into a Shareholder Agreement resulting in the formation of Univar Europe, which was incorporated in the Netherlands in 1990. At the time Univar Europe was capitalized, it was 51% owned by the Corporation and 49% owned by Pakhoed.. On September 1, 1994 the Corporation acquired the minority shareholder's 49% interest in Univar Europe, in accordance with the terms of the Shareholder Agreement. The acquisition included equity shares and subordinated debt with a total value of $25.8 million.

4.   Reengineering charges

     Beginning in the second quarter of fiscal 1994, the Corporation began work on a strategic business transformation of the U.S. operating company. The project began with an analysis of all aspects of services provided, customer profitability, logistics network design, and information systems effectiveness. As a result of this effort, at the end of the second quarter of fiscal 1995, the Corporation announced its plan to reorganize the U.S. company, redesign its distribution network, develop a national procurement and materials management strategy, increase sales force efficiency, improve gross margins, and reduce the amount of capital required to conduct ongoing operations.


     During the first nine months of fiscal 1995, the Corporation recorded pretax reengineering charges of $37.4 million, which were necessitated by the following factors:

                                                        Millions
                                                    Pre-Tax   After-Tax

     Accrued costs of reorganizing the U.S.
     company to a process-based structure,
     anticipated elimination of up to 2 layers of
     management, and redesign of the company's
     distribution network, including severance,
     other employee benefits and facility closure
     costs.                                           $16.5      $10.3

     Write-down (non-cash) to fair value of certain
     facilities resulting from the decision to
     implement the new logistics system.               10.4       6.4

     Consultant fees and project travel costs
     incurred                                          10.5       6.5
                                                     ------    ------
                                                    $  37.4   $  23.2
                                                    =======   =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net earnings for the third quarter were $0.9 million or $0.04 per share, compared to net earnings of $0.5 million or $0.02 per share for the third quarter last fiscal year. The loss for the first nine months this year, totaling $16.7 million or $0.79 per share includes after tax costs totaling $23.2 million pertaining to a comprehensive ongoing U.S. reengineering project. Excluding reengineering charges, earnings for the first nine months totaled $6.5 million or $0.31 per share, up from $5.7 million or $0.29 per share for the first nine months last year.

Sales for the quarter totaled $468.8 million, up 8.9% compared with
sales of $430.3 million in the third quarter last year.   Sales growth
in foreign markets served by Univar was significant. Canadian sales were up 27% while European sales grew by 20%. While a portion of this substantial growth is attributable to acquisitions, the increase also reflects real growth in market share, spurred on by economic growth in Canada and in parts of Europe. In the U.S., sales increased by more than 5%, exclusive of chlorinated fluorocarbons and chlorinated solvent sales, which have declined as a result of legislated obsolescence.

Gross margin percentage was 14.7% for the quarter, compared with 14.9% in the third quarter last year. Product cost inflation, which was not immediately recovered in the United States, resulted in a LIFO charge of $1.5 million for the quarter. Gross margin percentage was 14.3% for the first nine months this year, compared with 14.7% for the first nine months last year. LIFO charges total $3.4 million for the first nine months this year while in the prior year, there was no LIFO charge.

Operating expenses for the third quarter were $62.9 million compared with $60.1 million last year. As a percentage of sales, operating expenses decreased to 13.4%, down from 14.0% for the third quarter last year. Last year's third quarter included certain non-recurring adjustments pertaining to health insurance costs and receipt of settlement proceeds which together reduced operating expenses by more than $1.4 million.

For the first nine months this year, operating expenses, exclusive of reengineering costs, were up by less than 1% to $186.6 million, compared
with $185.2 million for the first nine months last year.   Such
operating expenses, expressed as a percentage of sales were 12.7%, down from 13.3% for the first nine months last year.

During the third quarter, the Corporation continued to focus on its
reengineering initiative.   Progress has been made in laying the
foundation to meet the Corporation's goals. The Corporation completed the reorganization of its management and sales positions in the United States and has begun consolidating inventory at major hub locations. When the new logistics system is fully implemented over the next 18 months, nearly half of the 100-plus full service facilities in the U.S. will be converted to service points, with reduced staffing and inventory.

The Corporation is involved in certain elective and required environmental programs. The following table shows additions to and expenditures charged against the Corporation's environmental accruals for the current and prior year comparable quarters and first nine months:

                                Quarter ended    Nine months ended
                                 November 30,      November  30,
      (millions)                1994      1993     1994     1993

     Beginning balance         $16.9    $15.1     $15.5    $15.3

     Expense provisions          1.7      1.0       4.8      3.0

     Expenditures               -1.1     -0.7      -2.8     -2.9
                               -----    -----     -----    -----
     Ending balance            $17.5    $15.4     $17.5    $15.4
                               =====    =====     =====    =====

The Corporation provided for taxes for the quarter at an effective rate of 65.2% compared with an effective rate of 69.7% for the third quarter last year. For the first nine months of the year, a tax benefit was provided at a rate of 29.7% compared with tax expense at an effective rate of 42.0% for the first nine months of the prior year. The effective tax rate for the Corporation varies from period to period primarily as a result of changes in the proportion of taxable income earned in Canada where the effective tax rate is 43.5%. Additional factors which increase the tax expense provision rate while decreasing the tax benefit rate include operating losses and goodwill amortization in certain foreign countries for which no tax benefit is available.

Liquidity and Capital Resources

At the time of the organization of Univar Europe, Univar and its then 31% shareholder, Pakhoed Investeringen B.V. (Pakhoed), entered into a Shareholder Agreement resulting in the formation of Univar Europe, which was incorporated in the Netherlands in 1990. At the time Univar Europe was capitalized, it was 51% owned by the Corporation and 49% owned by Pakhoed. On September 1, 1994 the Corporation acquired the minority shareholder's 49% interest in Univar Europe, in accordance with the terms of the Shareholder Agreement. The acquisition included equity shares and subordinated debt with a total value of $25.8 million.

Working capital at the end of the third quarter was $59.4 million, down from $83.5 million at the prior year-end. Over the same period, the current ratio decreased to 1.17:1 compared with 1.28:1. The changes in working capital and current ratio are due to a combination of factors: the net investment in inventories and accounts receivable has increased as a result of the increase in sales volume; accruals related to the reengineering charge; and a temporary increase in notes payable resulting from funding of the acquisition of the minority shareholder's 49% interest in Univar Europe.

Cash flow provided by operations totaled $15.5 million for the quarter, compared with $24.7 million for the third quarter last year. For the first nine months this year, cash provided by operations totaled $19.7 million compared with $45.4 million for the first nine months last year. The decrease in cash flow for the quarter and first nine months reflects a combination of the cash impact of reengineering costs added to the cost of changes in components of working capital necessitated by the addition of increased sales volumes.

The Corporation has domestic and foreign short-term credit lines totaling $115.6 million, of which $71.0 million was available at quarter-end. The Corporation also has access to funds up to $210 million under a medium-term revolving credit agreement with a group of banks, of which $130 million was available at quarter end. The Corporation believes its internally generated cash, together with its access to bank lines, will be adequate to fund the planned capital expenditures, investments, and to support its working capital requirements.

Capital Expenditures

During the third quarter of this fiscal year, additions to property, plant, and equipment totaled $7.0 million, compared with $1.3 million for the prior year quarter. Current quarter additions consisted primarily of normal replacement and upgrading of fixed assets and construction expenditures for refurbishing warehouse and office facilities. The Corporation utilized available cash to fund the capital expenditures.


Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

There have been no reports on Form 8-K filed, or required to be filed, during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVAR CORPORATION

Date:     January 13, 1995    By:  /s/ JAMES W. BERNARD

Date:     January 13, 1995    By:  /s/ GARY E. PRUITT