Form 10-K
period 1995-02-28
UNIVAR CORP
filed 1995-05-26
CIK 101929

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                      ON WHICH REGISTERED
       -------------------                     ---------------------
Common Stock, $.33-1/3 Par Value               New York Stock Exchange
                                               Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant at May 15, 1995 was approximately $125,956,000. As of such date, 21,791,964 shares of the registrant's common stock, $0.33-1/3 par value, which is the registrant's only class of common stock, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Item 10 - Directors Only, and Items 11, 12 and 13 of Part III)

PART  I

ITEM 1.  BUSINESS

The Company
Univar Corporation (Univar, the Registrant, or the Corporation) was incorporated in September, 1966 to become the successor corporation in the merger of Van Waters & Rogers Inc. and United Pacific Corporation, both long established companies then doing business in the western United States and western Canada. For the fiscal year ended February 28, 1995, Univar Corporation and its three wholly owned subsidiaries were involved in the distribution of industrial, agricultural and pest control chemicals and related products and services. In the United States, the Corporation conducts its operations through Van Waters & Rogers Inc.; in Canada, through Van Waters & Rogers Ltd.; and through Univar Europe N.V. (Univar Europe) in the United Kingdom, Scandinavia, Switzerland, and northern Italy.

Distribution is the process by which manufacturers, both large and small, move their products in the most economical way to many end users. As a distributor of industrial, pest control, and agricultural chemicals and related products, the Corporation's role is to purchase chemicals from manufacturers in truck, railcar, or tankcar quantities and sell them in smaller quantities to various customers. Univar adds value to its products through superior service, selection, blending and packaging, delivery reliability, and provides customers assistance with environmental and regulatory compliance.

The Corporation provides a hazardous waste management service in the U.S. called ChemCare(R). ChemCare is a service providing its customers with logistics management, temporary waste storage, and access to various treatment and disposal technologies. ChemCare allows the Corporation to maximize existing equipment, facilities and chemical handling knowledge to assist customers in responsibly collecting and disposing of their chemical waste streams. It is in essence a reverse distribution process, developed in response to customer demand for help in coping with increasingly complex environmental regulations at the federal, state, and local levels.

The Corporation does not, under ChemCare or any other program, actually dispose of chemical waste streams. Rather, it contracts with Environmental Protection Agency (EPA) permitted hazardous waste disposal sites to do so, through incineration, recycling, or other means.

The Corporation is developing three additional ancillary services in the U.S., including environmental remediation services, contract chemical management services, and third party logistics. The Corporation has entered the soil and groundwater remediation services business and is making its internal expertise and proprietary system technology available to the market place through the use of Remote Sentry(TM), a monitoring and process control system. The Corporation provides contract management services through its VIMS(TM) services. (Van Waters & Rogers Integrated Management Services). VIMS takes full advantage of the Corporation's UVX2000(R) networked computer system combined with expertise in sourcing, procuring, warehousing, and transporting to reduce customers' costs of acquiring and managing products and materials. With its new Third Party Logistics business, the Corporation is making existing warehousing capacities available to customers, along with services such as packaging and terminaling of bulk liquids, for manufactured products.

Financial Information About Industry Segments
The Corporation operates in only one market segment, chemical distribution, through its wholly owned subsidiaries, Van Waters & Rogers Inc. in the United States, Van Waters & Rogers Ltd. in Canada, and Univar Europe N.V. in Europe. The ancillary services described above are not yet material in relation to the Corporation's chemical distribution business.

Operations in Canada and Europe for each of the last three years are reported in the Univar Corporation financial statements on page 35 of this filing, under the caption of Note 10. Such Industry Segment Information is incorporated herein by reference.

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

Seasonal Business
Approximately 26% of annual sales occur in each of the first two quarters of the year, followed by approximately 25% in the third quarter and 23% in the fourth quarter. While quarterly sales volumes do not vary significantly, the mix of business during the year is subject to seasonal variation. The Corporation markets pest control and agricultural products, which together represented 12%, 11%, and 10% of sales, respectively, in fiscal 1995, 1994, and 1993. While sales of these products occur throughout the year, approximately 69% of these annual sales occur during the first two quarters of the fiscal year. Complimentary seasonal fluctuations of certain industrial chemical sales such as aircraft de icing fluid, offset lower sales volumes of agricultural and pest control products in the third and fourth quarters of the fiscal year.
This seasonal change in product mix results in expected fluctuation of gross margin percentage from quarter to quarter during the year.

Principal Customers
No portion of the continuing operations of the Corporation is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Corporation.

Competitive Conditions
In the distribution of chemicals and related products, Van Waters & Rogers Inc., Van Waters & Rogers Ltd., and Univar Europe N.V. compete with local, regional, and national distributors, as well as with manufacturers who sell directly to end users. Although Univar is one of the largest industrial chemical distributors in North America and has expanded its operations to western Europe, the Corporation faces significant competition from distributors who have a larger market share within local and regional markets as well as from other national distributors.

The Corporation competes on a variety of factors such as price, product quality, customer service, selection of available products, reliability, technical support, and delivery.

Research and Development
As a distributor, Univar and its subsidiaries do not engage in research activities relating to the development of new products or the improvement of existing products.

Environmental Matters
See "The Environment" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 of this filing.

Employees
As of February 28, 1995, Univar and its subsidiaries had 3,124 full-time employees, of which 567 employees are members of various labor unions. At year end, the Corporation was in negotiations with two labor unions in connection with renewal of a labor contracts. The Corporation generally enjoys good relations with its employees.

Backlog
The Corporation records revenues as orders are shipped. Due to the nature of the Corporation's business, no record of the backlog of orders is maintained.

EXECUTIVE OFFICERS OF THE REGISTRANT

           Name              Age     Business Experience Past Five Years                     Position Held
           ----              ---     -----------------------------------                     -------------
James H. Wiborg(1)           70      Chairman of Registrant                                      1990 -
   Chairman
   Director

James W. Bernard             57      President and Chief Executive Officer
   President and Chief                   of Registrant                                           1986 -
      Executive Officer
   Director

James P. Alampi              48      Vice President of Registrant                                1991 -
   Vice President                    President, Van Waters & Rogers Inc.                         1992 -
   President, Van Waters &              (Distribution of chemicals and
        Rogers Inc.                     related products)
                                     Director of Logistics, Univar Corporation                   1990 - 1991

James L. Fletcher            51      Vice President of Registrant                                1989 -
   Vice President

Paul Hough                   56      Vice President of Registrant                                1992 -
   Vice President                    President, Van Waters & Rogers Ltd.                         1991 -
   President, Van Waters             Vice President, Van Waters & Rogers Ltd.                    1988 - 1991
      & Rogers Ltd.                       (Distribution of chemicals and
                                          related products)

William A. Butler            44      Vice President, General Counsel,
   Vice President, General               and Corporate Secretary of Registrant                   1990 -
      Counsel and Corporate
      Secretary

Gary E. Pruitt               45      Vice President-Finance, Treasurer and
   Vice President-Finance,               Assistant Corporate Secretary of the Registrant         1992 -
   Treasurer and Assistant           Vice President, Treasurer and Assistant                     1989 - 1992
   Corporate Secretary                   Corporate Secretary of Registrant


H. Drew MacAfee              45      Vice President - Human Resources,
   Vice President,                        Van Waters & Rogers Inc.                               1992 -
   Human Resources                   Vice President - Human Resources                            1985 - 1992
                                          Spacelabs, Inc. (Medical Electronics)

Linda C. Larrabee            47      Vice President, Information Systems,
   Vice President,                        Van Waters & Rogers Inc.                               1992 -
   Information Systems               Vice President, Information Systems                         1989 - 1992
                                          Hitachi Data Systems
                                             (Distribution of Computer Equipment)

 (1) Family Relationships: Robert S. Rogers and N. Stewart Rogers, directors of the Registrant, are brothers-in-law of James H. Wiborg.

No arrangement or understanding exists between any officer and any other person pursuant to which he or she was elected as an officer.

ITEM 2.  PROPERTIES

The Corporation operates from 148 facilities; 98 in the United States, 22 in Canada, and 28 in Europe, with a total of approximately 5,362,000 square feet of office and warehouse space, (3,719,000 in the U.S., 1,026,000 in Canada, and 617,000 in Europe) of which 3,902,000 square feet is owned (78 facilities) and the remainder leased.

Listed below are the principal plants and physical properties of the Corporation and its subsidiaries used in the wholesale distribution of industrial, agricultural, and pest control chemicals. The Corporation believes its facilities are in good condition and adequate for its current operations.



                            VAN WATERS & ROGERS INC.
                              Principal Facilities

                                                          Nature of Ownership
                          Bldg.        Land       ----------------------------------
                          Area         Area                             Expiration
   Location            (Sq. Ft.)      (Acres)     Owned     Leased     Date of Lease
   --------            ---------      -------     -----     ------     -------------
Atlanta, GA              96,000         8.6         X
Chicago, IL              55,000         2.8         X
Cleveland, OH            47,000         5.6         X
Dallas, TX              146,000         9.8         X
Denver, CO               70,000         4.9         X
Houston, TX             132,440        20.6         X
Indianapolis, IN         58,000         8.8         X
Jacksonville, FL         51,000         1.8         X
Kent, WA                132,000        11.7         X
Kirkland, WA            126,000                               X        August 2001
Lafayette, LA            60,000         5.1         X
  (Carencro)
Los Angeles, CA         156,000         9.4         X
  (Bonnie Beach)
Los Angeles, CA         140,000         7.0         X
  (Jillson Street)
Omaha, NE                84,000        10.3         X
Phoenix, AZ              66,000        10.0         X
Portland, OR             95,000         9.5         X
St. Paul, MN             88,000         9.0                   X        September 2002
Salem, MA               188,000        10.6                   X        December 2000
Salt Lake City, UT       76,000         4.6         X
San Jose, CA            155,000        14.6         X

Other Van Waters & Rogers Inc. properties (owned or leased), which consist mainly of industrial warehouses and related office space:

Albany, NY                     Glendale (Phoenix), AZ      Oxnard, CA
Albuquerque, NM                Grand Rapids, MI            Philadelphia, PA
Altoona, PA                    Greensboro, NC              Pittsburgh, PA
Amarillo, TX                   Greenville, NC              Pocatello, ID
Anchorage, AK                  Harlingen, TX               Pompano Beach, FL
Augusta, GA                    Harrisburg, PA              Richland, MS
Beaumont, TX                   Helena, MT                  Richmond, VA
Birmingham, AL                 Honolulu, HI                Riverside, CA
Bloomington, IL                Kansas City, MO             Rock Springs, WY
Buffalo, NY                    Kingsport, TN               Sacramento, CA
Burlington, IA                 Knoxville, TN               San Antonio, TX
Carlin, NV                     Las Vegas, NV               San Diego, CA
Casper, WY                     Little Rock, AR             San Juan, Puerto Rico
Charlotte, NC                  Longview, TX                Sioux City, IA
Chattanooga, TN                Memphis, TN                 South Bend, IN
Chicago Hts., IL               Miami, FL                   Spartanburg, SC
Chippewa Falls, WI             Milwaukee, WI               Spokane, WA
Cincinnati (Evendale), OH      Mobile, AL                  Springfield, MO
Corpus Christi, TX             Nampa, ID                   St. Louis, MO
Delray Beach, FL               Nashville, TN               Tampa, FL
Detroit, MI                    New Orleans, LA             Toledo, OH
El Paso, TX                    New Rochelle, NY            Tucson, AZ
Fort Myers, FL                 Oak Brook, IL               Tulsa, OK
Fort Wayne, IN                 Odessa, TX                  Wichita (Mead), KS
Fresno, CA                     Oklahoma City, OK           Wichita (Mosley), KS
Geismar, LA                    Orlando, FL                 Woodbridge, NJ

                            VAN WATERS & ROGERS LTD.
                              Principal Facilities


                                                                                   Nature of Ownership
                                             Bldg.         Land       -------------------------------------------
               Location                      Area          Area                                       Expiration
(all properties are located in Canada)     (Sq. Ft.)     (Acres)      Owned         Leased          Date of Lease
- --------------------------------------     ---------     -------      -----         ------          -------------
Abbotsford, British Columbia                27,000         4.5          X
Calgary, Alberta                            58,000         4.6          X
Downsview (Toronto), Ontario                90,000         8.0          X
Edmonton, Alberta                           59,000         5.6          X
Lachine (Montreal), Quebec                  55,000         3.3          X
London, Ontario                             40,000                                   X              October 1998
Richmond (Vancouver), British Columbia     126,000         8.7          X
Valleyfield, Quebec                         99,000        23.9          X
Weston (Toronto), Ontario                  137,000        11.3          X
Winnipeg, Manitoba                          36,000         4.7          X


Other Van Waters & Rogers Ltd. properties in Canada (owned or leased) which consist mainly of industrial warehouses and related office space:

Brandon, Manitoba

Coaldale, Alberta

Dartmouth, Nova Scotia

Fort St. John, British Columbia

Grand Prairie, Alberta

Kelowna, British Columbia

Lacombe, Alberta

Lethbridge, Alberta

Quebec City, Quebec

Red Deer, Alberta

Regina, Saskatchewan

Saskatoon, Saskatchewan

                               UNIVAR EUROPE N.V.
                              Principal Facilities

                                                                        Nature of Ownership
                                        Bldg.        Land       ----------------------------------
                                        Area         Area                              Expiration
             Location                 (Sq.Ft.)     (Acres)      Owned     Leased     Date of Lease
             --------                 --------     -------      -----     ------     -------------
Birmensdorf, Switzerland               85,000        3.2          x
Copenhagen (Provestenen), Denmark       8,000                                x       January 2004
Croydon, United Kingdom                18,000                                x       June 1996
Empoli, Italy                           6,500                                x       January 1997
Fagerstrand, Norway                    43,000        1.2          x
Gothenberg, Sweden                    150,000                                x       September 2003
Grimsby, United Kingdom                78,000                                x       April 2068
Kista, Sweden                           5,000                                x       December 1995
Malmo, Sweden                          37,000                                x       December 2018
Manchester, United Kingdom             11,000                                x       April 2013
Milan, Italy                            4,000                                x       December 1995
Milton Keynes, United Kingdom          45,000        3.3          x
Scunthorpe, United Kingdom             12,000                                x       March 2076
Stockholm, Sweden                      23,000                                x       December 1999
Queenborough, United Kingdom            9,000                                x       May 1995
Venizia Mestre, Italy                   7,000                                x       December 1994
Zurich, Switzerland                    28,000                                x       March 2001


Other Univar Europe properties (owned or leased) which consist mainly of industrial warehouses and related office space:

Bergen, Norway
Christchurch, United Kingdom
Exeter, United Kingdom
Fredrikstad, Norway
Gateshead, United Kingdom
Glasgow, United Kingdom
Heggedal, Norway
Kerava, Finland
Norrkiping (Fleminggatan), Sweden
Oslo, Norway
Tamworth, United Kingdom

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


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information
Univar Corporation common stock is listed for trading on the New York and Pacific Stock Exchanges under the trading symbol UVX. The high and low sales prices for the Corporation's common stock for each quarter during the last two years as reported on the New York Stock Exchange follows:

                                1995                        1994
                        ------------------           -----------------
                         High         Low             High         Low
                        ------       -----           ------       -----
First Quarter           $11.50      $ 9.75           $11.38      $ 9.50
Second Quarter           12.00        9.75            13.38       10.88
Third Quarter            14.50       11.75            14.25       10.00
Fourth Quarter           13.75       11.63            12.88       10.88


Security Holders
As of February 28, 1995, the Corporation estimated there were approximately 6,700 beneficial shareholders.

Dividends
Quarterly cash dividends of $0.075 per share have been declared during each of the last eight quarters.

ITEM 6.  SELECTED FINANCIAL DATA


For the Fiscal Years Ended February 28/29
(Thousands of dollars, except share data)

                                                           1995             1994          1993          1992         1991
                                                        ----------       ----------    ----------    ----------   ----------
Sales                                                   $1,912,728       $1,802,464    $1,801,023    $1,558,496   $1,396,229
Cost of sales                                            1,639,055        1,532,931     1,536,817     1,334,123    1,185,576
                                                        ----------       ----------    ----------    ----------   ----------
Gross margin                                               273,673          269,533       264,206       224,373      210,653
Operating expenses                                         248,767          242,388       243,008       212,783      168,848
Reengineering and restructuring charges                     37,361            4,507             -         9,870            -
                                                        ----------       ----------    ----------    ----------   ----------
Income (loss) from operations                              (12,455)          22,638        21,198         1,720       41,805
Interest expense                                           (11,973)         (12,921)      (15,248)      (11,358)     (10,832)
Other - net                                                    709              525         2,478         1,835        2,672
                                                        ----------       ----------    ----------    ----------   ----------
Income (loss) before provision for (benefit of)
   taxes on income and minority interest                   (23,719)          10,242         8,428        (7,803)      33,645
Provision for (benefit of) taxes on income (loss)           (8,066)           4,403         2,811        (1,785)      13,997
                                                        ----------       ----------    ----------    ----------   ----------
Income (loss) before minority interest                     (15,653)           5,839         5,617        (6,018)      19,648
Minority interest's share in income (loss)                     604              379           482          (392)           -
                                                        ----------       ----------    ----------    ----------   ----------
Net income (loss)                                       $  (16,257)      $    5,460    $    5,135    $   (5,626)   $  19,648
                                                        ==========       ==========    ==========    ==========    =========

Weighted average common shares outstanding                  21,346           19,703        19,698        19,247       17,796

Net income (loss) per share                             $    (0.76)      $     0.28    $     0.26    $    (0.29)   $    1.10
Cash dividends declared per share                              .30             0.30          0.30          0.30         0.30

Total assets                                               673,203          652,694       692,351       716,488      532,500
Total debt                                                 162,348          177,685       208,300       216,005      151,659
Long-term debt                                             122,086          147,058       169,922       202,894      135,531
Working capital                                             76,608           83,545        93,858       114,724       89,140
Shareholders' equity                                       176,163          157,406       163,290       168,407      148,337
Book value per share                                          8.08             8.01          8.32          8.59         8.42
Return on beginning equity                                   (10.3)%            3.3%          3.0%         (3.8)%       14.9%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS HIGHLIGHTS
Fiscal 1995 was characterized by a major business transformation that is taking place in the Corporation's U.S. operations and by continued strong growth in our Canadian and European operations. During the year, the Corporation began the implementation activities of a major U.S. reengineering program which was initiated during the second quarter of fiscal 1994. This effort created a temporary disruption to our ongoing business as the Corporation introduced sweeping changes in the U.S. organizational structure, core business processes, and network of warehouses and distribution centers. The impact of the disruption and costs associated with this transformation overshadowed the significant growth in foreign operating earnings.

For fiscal 1995 losses totaled $16.3 million compared to net income of $5.5 million for fiscal 1994 and $5.1 million for fiscal 1993. Excluding the substantial one-time charge and other costs relating to the U.S. reengineering program, as well as a settlement gain recognized in the fourth quarter, net income for the year would have totaled $3.9 million compared to income of $8.3 million in fiscal 1994.


FISCAL 1995 COMPARED WITH FISCAL 1994
Sales for 1995 totaling $1.9 billion are up 6.1% compared to 1994, but are not reflective of the real growth experienced in each of the Corporation's continuing markets. In the United States, sales increased by 1.7%, despite the impact of legislation that has resulted in a decline in the sales of chlorinated fluorocarbons and chlorinated solvents. These chemicals accounted for 2.1% of total sales during 1995, down from 3.5% in 1994. Excluding these products, sales in the United States grew by 5.1%

Foreign markets served by the Corporation posted strong sales growth for the year. When measured in local currencies, sales are up over 8% in Europe and more than 28% in Canada. However, due to changes in currency exchange rates, Canadian sales expressed in U.S. dollars do not reflect this real growth. The Canadian dollar dropped approximately 6% against the U.S. dollar. On the other hand, the combination of European currencies in the markets served by Univar increased approximately 2% against the U.S. dollar.

The Corporation's sales were affected by inflation rates estimated at 4.6% and 0.9%, for 1995 and 1994, respectively.

Gross margin dollars for the current year increased by $4.1 million compared with the prior year. Gross margin percentage for 1995 was 14.3%, down from
15.0% for 1994.   Sales of lower margin agricultural chemicals increased to
5.3% of total sales, up from 4.1% in the prior year. The Corporation's business mix is changed slightly compared with the prior year. Through-warehouse and direct sales accounted for approximately 78.0% and 20.4%, respectively, of total sales for the current year. Other sales, consisting primarily of ChemCare(R) services accounted for the remaining 1.6% of sales.
In the prior year, through-warehouse and direct sales accounted for approximately 76.9% and 21.3%, respectively, of total sales. Other sales accounted for the remaining 1.8% of sales. Along with the change in mix, margin percentages on both through-warehouse and direct sales decreased compared with the prior year. Margin percentage on ChemCare services increased slightly compared with the prior year.

Consolidated operating expenses, as a percentage of sales, including reengineering costs, were 15.0% for 1995 compared with 13.7% for 1994. In the United States, operating expenses, as a percentage of sales, exclusive of reengineering charges, remained constant at 14.1% for 1995 and 1994. Canadian operating expenses dropped to 8.4% of sales for 1995 compared with 9.8% of
sales for 1994.   European operating expenses decreased to 14.0% of sales
compared with 14.6% in the prior year. Reductions in operating expenses, as a percentage of sales, in both Canada and Europe are due primarily to continuing increased sales volumes.

Beginning in the second quarter of fiscal 1994, the Corporation began work on a strategic business transformation of its U.S. operating company. The project began with an analysis of all aspects of services provided, customer profitability, logistics network design, and information systems effectiveness. As a result of this effort, at the end of the second quarter of fiscal 1995, the Corporation announced its plans to reorganize the U.S. operating company, redesign its distribution network, develop a national procurement and materials management strategy, increase sales force efficiency, improve gross margins, and reduce the amount of capital required to conduct ongoing operations. In support of this effort, during fiscal 1995 the Corporation recorded pretax reengineering charges of $37.4 million, which included the following:

                                                                               MILLIONS
                                                                          ---------------------
                                                                          PRETAX      AFTER-TAX
                                                                          ------      ---------
Costs of reorganizing the  U.S. company to a process-based
structure, eliminating up to two layers of management, and
redesign of the company's distribution network, including
severance, other employee benefits, and facility closure
costs                                                                      $16.5          $10.3

Write-down (non-cash) to fair value of certain facilities
resulting from the decision to implement the new logistics
system                                                                      10.4            6.4

Consultant fees and project travel costs                                    10.5            6.5
                                                                           -----          -----
                                                                           $37.4          $23.2
                                                                           =====          =====


Interest expense, which is net of $0.8 million pertaining to a settlement achieved as discussed below, decreased to $12.0 million for 1995 compared with $12.9 million for 1994. The overall average interest rate was 7.4% for 1995 compared with 7.7% for 1994.

The Corporation has entered into certain interest rate swap agreements to manage its exposure to interest rate fluctuations. At February 28, 1995, the aggregate notional amount of these agreements totaled $50 million, with a weighted average remaining life of approximately 6 years. These agreements effectively convert a portion of the Corporation's floating rate debt to fixed rate debt with rates ranging from 6.77% to 7.25%. (See Note 3 to the financial statements.)

The Corporation recorded an income tax benefit of $8.0 million in fiscal 1995, compared with income tax expense of $4.4 million in fiscal 1994. The Corporation's effective income tax rate was 34.0 % in fiscal 1995 compared with 43.0% for 1994. The change in the effective rate for fiscal 1995 was due to a change in the mix of domestic and foreign income coupled with higher Canadian tax rates compared with U.S. rates, and to settlement gains which were not subject to foreign taxes.

FISCAL 1994 COMPARED WITH FISCAL 1993

Sales for 1994 totaling $1.8 billion were comparable to 1993. In the United States, sales grew by 1.5% despite the Corporation's decision at the end of the second quarter to divest its textile chemical business and despite the impact of legislation that resulted in a precipitous decline in the sales of chlorinated fluorocarbons and chlorinated solvents. Textile chemicals and chemicals impacted by legislative action accounted for 5.5% of total sales during 1994, down from 8.6% in 1993. Excluding these products, sales in the United States grew by 5.0%.

Foreign markets served by the Corporation experienced sales growth. When measured in local currencies, sales were up over 7% in Europe and more than 12% in Canada. However, due to unfavorable currency exchange rates, foreign sales expressed in U.S. dollars did not reflect this level of growth. The Canadian dollar dropped approximately 6% against the U.S. dollar and the combination of European currencies in the markets served by Univar dropped approximately 19% against the U.S. dollar.

The Corporation's sales were affected by inflation rates estimated at 0.9% and 2.3%, for 1994 and 1993, respectively. Higher inflation in fiscal 1993 was caused in part by increasing prices for products such as chlorinated fluorocarbons and chlorinated solvents. The proportion of sales attributable to these products declined by approximately 30% compared with fiscal 1993 as a result of the legislative actions described previously.

Gross margin dollars for the fiscal 1994 increased by $5.3 million compared with the prior year. Gross margin percentage for 1994 was 15.0%, up from 14.7% for 1993. The Corporation's business mix was not significantly changed in 1994 compared with the prior year. Through-warehouse and direct sales accounted for approximately 76.9% and 21.3%, respectively, of total sales for 1994. Other sales, consisting primarily of ChemCare(R) services accounted for the remaining 1.8% of sales. While the mix did not change, margin percentage on both through-warehouse and direct sales increased compared with the prior year. Margin percentage on ChemCare services was unchanged from the prior year.

Consolidated operating expenses, including reengineering costs, as a percentage of sales, were 13.7% for 1994 compared with 13.5% for 1993. In the United States, operating expenses, exclusive of reengineering charges, as a percentage of sales, increased to 14.1% for 1994 compared with 13.8% for 1993. Increases in wages, depreciation, and environmental costs were partially offset by savings realized from management of health care costs and lease costs, and by continuing benefits from expense reduction programs. Canadian operating expenses dropped to 9.8% of sales for 1994 compared with 10.5% of sales for 1993. European operating expenses decreased to 14.6% of sales in 1994 compared with 15.1% in the prior year.

During the second quarter of fiscal 1994, the Corporation initiated a reengineering program in its U.S. operations. The Corporation retained a consulting firm with broad experience assisting both chemical industry and wholesale distribution clients to identify and implement the type of changes necessary in order for the Corporation to achieve a significant competitive advantage. Reengineering costs for fiscal 1994 totaled $4.5 million, consisting primarily of consulting fees and travel costs incurred in the study of the U.S. company's operations and preliminary designs for change.

Interest expense decreased to $12.9 million for 1994 compared with $15.2 million for 1993. The decrease was due to a combination of reduced borrowings and reduced effective interest rates. The overall average interest rate was 7.7% for 1994 compared with 8.1% for 1993.

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

SETTLEMENT ACHIEVED
In fiscal 1992 Univar Europe executed a foreign currency denominated note (U.S. dollar equivalent of $6.8 million) in connection with certain business acquisitions. The note was contingently payable in June 1995, or could be deferred until December 1998 if the seller did not achieve certain minimum net worth requirements by December 1994. In accordance with contract provisions, the seller agreed to provide indemnification to Univar Europe for certain environmental and other undisclosed contingencies that may have existed as of the acquisition date. Univar Europe had the right to offset these liabilities against the note's principal balance. Univar Europe had also agreed to pay additional consideration, in the minimum amount of $1.8 million, which was non-interest bearing and payable in 1995.

Shortly after the acquisition, the Corporation began negotiations with the seller to settle certain disputes regarding acquisition asset values and other claims. When the seller subsequently entered bankruptcy, the seller's largest secured creditor, a Swedish bank, was appointed the receiver in bankruptcy for the seller's assets, liabilities and contingent obligations. In addition to the original claims and disputes with the seller, certain disputes also arose with the receiver, due to its handling of the seller's bankruptcy proceedings and the attachment of certain of Univar Europe's assets.

The Corporation and the receiver reached a settlement of all claims, counterclaims and disputes on October 31,1994. As part of the settlement agreement, the note plus accrued interest and the additional consideration discussed above were satisfied. A settlement gain totaling $3.0 million, net of related costs, was recorded as a recovery of representations and warranties pertaining to environmental costs ($0.9 million), interest ($0.8 million) and damages caused by the receiver's actions as part of the bankruptcy proceedings ($1.3 million). Univar Europe is consolidated using its financial year-end, December 31. Accordingly, recognition of the settlement gain was included in the Corporation's fourth quarter of fiscal 1995.

RECENT ACCOUNTING PRONOUNCEMENTS
In the first quarter of fiscal 1995, the Corporation adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." Postemployment benefits are all types of benefits, other than retirement benefits, provided to former or inactive employees, their beneficiaries and covered dependents.
These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. Under this statement, the cost of postemployment benefits is recognized on an accrual basis. The adoption of this statement increased operating expense by $0.2 million.

In the first quarter of fiscal 1994, the Corporation adopted FASB Statement No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and FASB Statement No. 109 "Accounting for Income Taxes." Financial statements for prior years were not restated.

FASB Statement No. 106 requires employers to recognize the cost of certain health care and life insurance benefits provided to retirees and their dependents as a liability during the employees' active years of service. The Corporation elected to amortize the transition liability over twenty years, resulting in a net increase for fiscal 1994 in reported costs of retiree health and related costs of $0.7 million.

FASB Statement No. 109 changes the method of accounting for income taxes. The favorable cumulative effect of implementation of this statement totaled $0.4 million which represents the impact of adjusting deferred tax balances to reflect current tax rates. Based on the insignificant amount of the cumulative effect, it was included in the fiscal 1994 provision for taxes on income.

In March 1995, the Financial Accounting Standards Board issued FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Corporation must adopt by fiscal 1997. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. This Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Due to the recent release of this Statement, the Corporation has not determined the impact of adoption of FASB Statement No. 121 on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows provided by operations totaled $15.9 million for the current year, compared with $35.4 million for fiscal 1994 and $39.9 million for fiscal 1993. The reduction in operating cash flows for the current year is due primarily to the costs of the U.S. reengineering efforts. Cash provided by operations was used to finance the Corporation's capital expenditures, pay dividends, and reduce debt.

The Corporation has domestic and foreign short-term credit lines totaling $124.3 million, of which $88.0 million was available at fiscal year-end 1995. The Corporation and its domestic and Canadian subsidiaries are parties to a medium-term revolving credit agreement with a group of banks which provide up to $210 million in available borrowings, of which $110 million was available at February 28, 1995. Total short, medium, and long-term borrowings at fiscal year-end 1995 were $162.3 million, compared with $177.7 million at the end of fiscal 1994. (See Notes 2 and 3 to the financial statements.) The ratio of interest bearing debt to equity, which the Corporation has targeted at 1:1 historically, was 0.92:1 at the end of the current year, down from 1.13:1 at the end of the prior year.

The Corporation believes its internally generated cash, together with its access to available worldwide bank lines, will be adequate to cover anticipated liquidity requirements.

Working capital, excluding cash and cash equivalents and short-term borrowings, totaled $97.4 million at the end of fiscal 1995, compared with $98.6 million at the end of fiscal 1994. At fiscal year-end 1995, the ratio of current assets to current liabilities was 1.23:1 compared to 1.28:1 at fiscal year-end 1994. The decrease in both working capital and the current ratio is due primarily to accruals pertaining to the U.S. reengineering efforts.

EXERCISE OF DOW PUT AGREEMENT
On June 24, 1991, the Corporation and The Dow Chemical Company ("Dow") entered into an Agreement of Purchase and Sale of Stock (the "Dow Purchase Agreement"). In accordance with the Dow Purchase Agreement, Univar sold 1,900,000 shares of its common stock to Dow at a price of $15.84 per share. In addition, Univar reserved the right to put to Dow between approximately 2,500,000 and 2,900,000 additional shares of common stock at a price that escalated over time, but which reached a maximum price of $18.74 per share. The number of additional shares that could be sold depended on whether Pakhoed Investeringen B.V. ("Pakhoed") exercised its right to acquire shares from Univar at the same price as they were sold to Dow in order for Pakhoed to maintain its percentage share ownership in Univar. Pakhoed elected not to exercise its right to acquire additional shares. Therefore, based on the manner in which the calculation of the number of additional shares to be sold was made, the actual maximum number of shares that Univar could put to Dow was 2,509,371. In lieu of the unilateral right of Univar to put these shares of common stock to Dow, on May 13, 1994, Univar and Dow executed an Amended and Restated Agreement of Purchase and Sale of Stock (the "Amended Agreement").

Under the terms of the Amended Agreement, Dow purchased from Univar 2,000,000 shares of common stock at a price of $18.74 per share (a total purchase price of $37,480,000). Dow now holds 3,900,000 shares of common stock representing 17.89% of the issued and outstanding shares of Univar. In addition, Dow and Univar have agreed that, at any time within the period ending May 12, 1997, Univar can put to Dow, or Dow can call, up to 101,874 shares of Series A Convertible Preferred Stock. The price per share will be $93.70. Each share of Series A Convertible Preferred Stock is convertible, by either Dow or Univar, into five shares of common stock. In the event of a call or put, either all or half the 101,874 shares must be called by Dow or put by Univar. With respect to the conversion of the Series A Convertible Preferred Stock into Univar common stock, Univar has agreed that it will not convert the preferred shares if, following the conversion, Dow would own in excess of 19.9% of the issued and outstanding common stock of the Corporation. Dow has agreed that it will pay to Univar $350,000 per year for each of the three years ending May 12, 1995, 1996, and 1997, in the event Univar does not elect to put the Series A Convertible Preferred Stock to Dow, or in the event Dow does not call the Series A Convertible Preferred Stock.

DIVIDENDS AND RETURN ON EQUITY
Cash dividends declared and paid during the year totaled $0.30 per share, unchanged from the two prior years. Return on beginning equity for the past three years has varied, with a 10.3% negative return for the current year compared with a return of 3.3% for the fiscal year ended 1994, and 3.0% for fiscal 1993.

BUSINESS ACQUISITIONS AND DIVESTITURES
At the time of the organization of Univar Europe in 1991, Univar and its then 31% shareholder, Pakhoed, entered into a Shareholder Agreement resulting in the formation of Univar Europe, which was incorporated in the Netherlands in 1990. At the time Univar Europe was capitalized, it was 51% owned by the Corporation and 49% owned by Pakhoed. On September 1, 1994 the Corporation acquired the minority shareholder's 49% interest in Univar Europe, in accordance with the terms of the Shareholder Agreement. The acquisition included equity shares and subordinated debt with a total value of $25.8 million. Funding for this aggregate purchase price was provided through the sale of 2 million shares of the Corporation's common stock to The Dow Chemical Company as described above.

During fiscal 1995, the Corporation completed an acquisition in Europe. The acquired company had annual revenues of approximately $6.5 million. The aggregate purchase price was $3.2 million, consisting of fixed assets, inventories, and customer lists.

During fiscal 1994, the Corporation completed acquisitions in Canada and the U.S. The acquired companies had annual revenues of approximately $28 million. The aggregate purchase price was $4.4 million, consisting of inventories, customer lists, and non-compete covenants.

During fiscal 1994, in a series of transactions, the Corporation sold its textile chemical distribution business. This business contributed approximately $21 million of sales for fiscal 1994 and $37 million in sales for fiscal 1993. Proceeds from the combined transactions totaled $2.8 million, resulting in a gain on the sale of $0.4 million. Identifiable assets sold consisted primarily of inventories and fixed assets.

See Note 10 to the financial statements for sales and other operations data by geographic area.

CAPITAL EXPENDITURES
Capital expenditures for fiscal 1995 totaled $23.0 million. Capital expenditures include normal additions, upgrades, and expansions of offices, plants, delivery equipment, and similar items. Capital expenditures during fiscal 1994 and 1993 totaled $14.0 million and $16.6 million, respectively. Capital expenditures related to the development of the UVX2000 computer system totaled $1.3 million for fiscal 1993. Capital expenditures for fiscal 1996 are projected to be $31 million, which includes plans for two new warehouse facilities.

THE ENVIRONMENT
The Corporation is subject to a variety of environmental laws and regulations and faces exposure from actual or potential claims and legal proceedings involving environmental matters. The Corporation or related entities have been contacted by various governmental agencies regarding potential liability for a share of the cost of clean up of independent waste disposal or recycling sites with alleged or confirmed contaminated soil and/or groundwater to which the Corporation or related entities may have taken waste products. With regard to many of these sites, the Corporation has denied liability because of an absence of any connection between the Corporation or related entities and the waste disposal or recycling site. The Corporation believes there are thirty-one sites in which the Corporation may be liable for a share of the cost of clean up. With the exception of one site, at those sites which show some alleged evidence of an association between the Corporation or related entities and the waste disposal or recycling site, the Corporation is considered a de minimis, or small quantity, "potentially responsible party." The Corporation estimates the probable liability for the remediation of independent waste disposal sites totals $1.0 million, which is included in the Corporation's environmental accrual. Possible costs for these sites could range up to $2.6 million.

Thirty-six owned, previously owned, or leased sites of the Corporation are currently undergoing remediation efforts or are in the process of active review of the need for potential remedial efforts. Some of these efforts are being conducted pursuant to governmental proceedings or investigations, while others are being conducted voluntarily by the Corporation, with appropriate state or federal agency oversight and approval. The following table shows additions to and expenditures charged against the Corporation's environmental accruals during the past three fiscal years:


     (Millions of dollars)                              1995         1994         1993
     ---------------------                            -------       ------       ------
     Beginning balance                                $ 15.6        $ 15.4       $  5.1
     Expense provisions                                  5.4           4.0          0.7
     Insurance recoveries                                 -            -           13.7
     Expenditures                                       (4.0)         (3.8)        (4.1)
                                                      ------        ------       ------
     Ending balance                                   $ 17.0        $ 15.6       $ 15.4
                                                      ======        ======       ======

During fiscal 1993, the Corporation reached final settlements with its insurance carriers in a lawsuit which sought recovery for certain environmental expenditures. The settlements, which cover historical and ongoing cleanup costs at various sites in the U.S., were added to the Corporation's environmental accrual.

Annual cash expenditures for remedial, monitoring and investigatory activities have averaged approximately $4.0 million during the past three years. In addition, annual cash expenditures for environmental capital expenditures have averaged $1.0 million. While the Corporation does not anticipate a material increase in the projected annual level of its environmental related expenditures, there is the possibility that such increases may occur in the future. The precision of the Corporation's environmental estimates is affected by several uncertainties such as the developments at sites that result from investigatory studies; the extent of required cleanup; the complexity of applicable government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertainty concerning recovery of such costs from third-parties which may be jointly liable; and the questionable level of the Corporation's involvement at various sites at which the Corporation is allegedly associated. The Corporation periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as new remediation requirements are defined, as information relevant to reasonable estimates to be made becomes available, and to reflect new and changing facts. The accruals do not reflect any possible future insurance recoveries.

Although the Corporation believes adequate accruals have been provided for environmental contingencies, it is possible, due to the uncertainties previously noted, that additional accruals could be required in the future that could have a material effect on the results of operations in a particular quarter or annual period. However, the ultimate resolution of these contingencies, to the extent not previously provided for, is not expected to have a material adverse effect on the Corporation's financial position.

STOCK PRICE
During the fiscal year ended February 28, 1995, the price of Univar common shares ranged between a high of $14.50 on November 9, 1994, and a low of $9.75 per share on April 14, 1994. The range, on a fiscal quarter by quarter basis is presented in Part II, Item 5.

The closing price on the New York Stock Exchange at February 28, 1995 was $12.63 per share, up from $11.25 per share a year earlier and up from $10.63 at the end of 1993. The S&P 500 Index for the same dates was 487.39, 467.14, and 443.38, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended February 28
(Thousands of dollars, except per share amounts)

                                                                   1995                 1994               1993
                                                                ----------           ----------         ----------
Sales                                                           $1,912,728           $1,802,464         $1,801,023
Cost of Sales                                                    1,639,055            1,532,931          1,536,817
                                                                ----------           ----------         ----------
Gross Margin                                                       273,673              269,533            264,206
Operating Expenses                                                 248,767              242,388            243,008
Reengineering Charges                                               37,361                4,507                  -
                                                                ----------           ----------         ----------
Income (Loss) from Operations                                      (12,455)              22,638             21,198
Other Income (Expense):
   Interest expense                                                (11,973)             (12,921)           (15,248)
   Other - net                                                         709                  525              2,478
                                                                ----------           ----------         ----------
Income (Loss) Before Provision for (Benefit of)
   Taxes on Income and Minority Interest                           (23,719)              10,242              8,428
Provision for (Benefit of) Taxes on Income (Loss)                   (8,066)               4,403              2,811
                                                                ----------           ----------         ----------
Income (Loss) Before Minority Interest                             (15,653)               5,839              5,617
Minority Interest's Share in Income of Foreign Subsidiary              604                  379                482
                                                                ----------           ----------         ----------
Net Income (Loss)                                               $  (16,257)          $    5,460         $    5,135
                                                                ==========           ==========         ==========
Net Income (Loss) Per Share                                     $    (0.76)          $     0.28         $     0.26
                                                                ==========           ==========         ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended February 28
(Thousands of dollars)

                                                                 1995              1994            1993
                                                               --------          --------        ---------
Cash Flows Provided by Operating Activities
   Net income (loss)                                           $(16,257)         $  5,460        $   5,135
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation and amortization                             27,020            27,449           25,881
       Deferred taxes on income                                  (4,463)           (2,452)          (3,310)
       Other liabilities and deferred credits                       836            (1,483)           5,837
       Non-cash portion of reengineering charges                 16,389                 -                -
       Other-net                                                     53              (294)             993
       Change in assets and liabilities, net of effect
         of businesses acquired and sold:
          Accounts receivable                                   (11,656)           (4,804)           1,119
          Inventories                                            (5,864)            6,212            7,861
          Accounts payable                                       16,463            (3,991)          (1,194)
          Other current assets                                   (2,734)            5,226              565
          Other current liabilities                              (3,841)            4,063           (2,940)
                                                               --------          --------        ---------
       Net Cash Provided by Operating Activities                 15,946            35,386           39,947
                                                               --------          --------        ---------
Cash Flows Used by Investing Activities
   Proceeds from investments                                      1,790             1,132              109
   Additions to property, plant, and equipment                  (21,437)          (14,121)         (11,667)
   Acquisition of businesses and investments                    (32,065)           (4,383)               -
   Sale of business                                                   -             2,812                -
   Change in other assets                                           305              (106)             149
                                                               --------          --------        ---------
       Net Cash Used by Investing Activities                    (51,407)          (14,666)         (11,409)
                                                               --------          --------        ---------
Cash Flows Provided (Used) by Financing Activities
   Short-term borrowing - net                                     7,685            (6,813)          26,069
   Common stock activity                                         37,770               286               45
   Long-term debt proceeds                                       50,000            20,000          163,500
   Reduction in long-term debt                                  (50,704)          (40,739)        (198,840)
   Payment of dividends                                          (6,215)           (5,895)          (5,883)
                                                               --------          --------        ---------
       Net Cash Provided (Used) by Financing Activities          38,536           (33,161)         (15,109)
                                                               --------          --------        ---------
Effect of Exchange Rate Changes on Cash                             911            (1,545)          (1,259)
                                                               --------          --------        ---------
Net Cash Provided (Used)                                          3,986           (13,986)          12,170
Cash and Equivalents at Beginning of Year                        15,530            29,516           17,346
                                                               --------          --------        ---------
Cash and Equivalents at End of Year                            $ 19,516          $ 15,530        $  29,516
                                                               ========          ========        =========
Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for:
       Interest (net of capitalized interest)                  $ 13,309          $ 13,325        $  15,592
       Taxes on income                                            3,259             6,008            6,573

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

February 28
(Thousands of dollars)                                                        1995                       1994
                                                                           ---------                  ---------
ASSETS

Current Assets
   Cash and equivalents                                                    $  19,516                  $  15,530
                                                                           ---------                  ---------
   Receivables-
       Trade accounts (less allowance for losses of
       $1,695 in 1995 and $1,848 in 1994)                                    233,844                    218,892
       Other                                                                  10,055                      7,708
   Inventories                                                               133,282                    125,638
   Prepaid expenses and other                                                 10,551                      9,486
                                                                           ---------                  ---------
       Total current assets                                                  407,248                    377,254

Real Properties Held for Sale and Long-Term Receivables                       28,780                     29,590

Property, Plant, and Equipment
   Land                                                                       24,052                     23,345
   Buildings                                                                 112,267                    105,530
   Equipment                                                                 222,448                    210,192
   Leased property under capital leases                                        5,213                      5,399
   Construction in progress                                                    7,251                      5,895
                                                                           ---------                  ---------
                                                                             371,231                    350,361
   Accumulated depreciation and amortization                                (162,876)                  (133,160)
                                                                           ---------                  ---------
       Net property, plant, and equipment                                    208,355                    217,201
Other Assets                                                                  28,820                     28,649
                                                                           ---------                  ---------
                                                                           $ 673,203                  $ 652,694
                                                                           =========                  =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

February 28
(Thousands of dollars)                                               1995           1994
- ----------------------                                             --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Bank overdrafts                                                 $ 19,584       $ 22,666
   Notes payable                                                     36,284         23,331
   Current portion of long-term debt                                  3,978          7,296
   Accounts payable                                                 222,675        201,857
   Accrued payroll and other liabilities                             48,119         38,559
                                                                   --------       --------
       Total current liabilities                                    330,640        293,709

Long-Term Debt, less Current Portion                                122,086        147,058

Other Long-Term Liabilities
   Deferred taxes on income                                          12,408         26,088
   Other liabilities and deferred credits                            31,906         27,048
                                                                   --------       --------
       Total other long-term liabilities                             44,314         53,136

Commitments and Contingencies                                             -              -
Minority Interest                                                         -          1,385
Shareholders' Equity
   Preferred stock, no par value
       Authorized 750,000 shares                                          -              -
   Common stock, par value $.33 1/3 per share
       Authorized - 40,000,000 shares
       Issued - 24,018,502 in 1995 and 22,018,502 in 1994             8,006          7,339
   Additional paid-in capital                                       107,799         69,798
   Retained earnings                                                 74,428         97,060
   Cumulative translation adjustment                                 (4,909)        (6,961
   Treasury stock, at cost, - 2,222,539 shares in 1995
       and 2,370,915 shares in 1994                                  (9,087)        (9,610
   Deferred stock compensation expense                                  (74)          (220
                                                                   --------       --------
       Total shareholders' equity                                   176,163        157,406
                                                                   --------       --------
                                                                   $673,203       $652,694
                                                                   ========       ========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                               Stock         Total
For the Three Years Ended                        Additional                   Cumulative       Deferred       Compen-        Share-
February 28, 1995                   Common        Paid-in       Retained     Translation       Treasury        sation       holders'
(Thousands of dollars)               Stock        Capital       Earnings      Adjustment         Stock        Expense        Equity
- -------------------------           ------       ----------     --------     -----------       --------       -------      --------
Balance, February 29, 1992          $7,339       $ 69,472       $ 98,243        $ 3,622        $(9,502)       $  (767)     $168,407
   Net income                            -              -          5,135              -              -              -         5,135
   Exercise of stock options             -             83              -              -            233              -           316
   Cash dividends at
      $.30 per share                     -              -         (5,883)             -              -              -        (5,883)
   Foreign currency
      translation adjustment             -              -              -         (4,663)             -              -        (4,663)
   Purchase of treasury stock            -              -              -              -           (271)             -          (271)
   Stock compensation expense            -              -              -              -            (93)           342           249
                                    ------       --------        -------        -------        -------        -------      --------
Balance, February 28, 1993           7,339         69,555         97,495         (1,041)        (9,633)          (425)      163,290
   Net income                            -              -          5,460              -              -              -         5,460
   Exercise of stock options             -             58              -              -             85              -           143
   Cash dividends at
      $.30 per share                     -              -         (5,895)             -              -              -        (5,895)
   Foreign currency
      translation adjustment             -              -              -         (5,920)             -              -        (5,920)
   Purchase of treasury stock            -              -              -              -            (44)             -           (44)
   Stock compensation expense            -              -              -              -            (18)           205           187
   Other                                 -            185              -              -              -              -           185
                                    ------       --------        -------        -------        -------        -------      --------
Balance, February 28, 1994           7,339         69,798         97,060         (6,961)        (9,610)          (220)     $157,406
   Net loss                              -              -        (16,257)             -              -              -       (16,257)
   Sale of stock
     (2.0 million shares)              667         36,813              -              -              -              -        37,480
   Exercise of stock options             -             63              -              -             62              -           125
   Stock awards (144,345 shares)         -            887              -              -            587         (1,474)            -
   Cash dividends at
      $.30 per share                     -              -         (6,375)             -              -              -        (6,375)
   Foreign currency
      translation adjustment             -              -              -          2,052              -              -         2,052
   Purchase of treasury stock            -              -              -              -            (73)             -           (73)
   Stock compensation expense            -              -              -              -            (53)         1,620         1,567
   Other                                 -            238              -              -              -              -           238
                                    ------       --------        -------        -------        -------        -------      --------
Balance, February 28, 1995          $8,006       $107,799        $74,428        $(4,909)       $(9,087)       $   (74)     $176,163
                                    ======       ========        =======        =======        =======        =======      ========

The accompanying notes are an integral part of these statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Corporation and all of its majority-owned domestic and foreign subsidiaries, after elimination of significant intercompany accounts and transactions.

The Corporation's 100% owned subsidiary, Univar Europe N.V. (Univar Europe), is consolidated using its financial year-end, December 31.

REVENUE RECOGNITION
The Corporation records revenues as orders are shipped.

INVENTORIES
Inventories consist primarily of finished goods. The methods of valuation of inventories at the balance sheet dates were as follows:

(Thousands of dollars)                                        1995             1994
- ----------------------                                      --------         --------
At Cost (last-in, first-out method)                         $ 66,571         $ 72,876
At Lower of Cost or Market (average-cost method)              66,711           52,762
                                                            --------         --------
                                                            $133,282         $125,638
                                                            ========         ========

If the inventories valued on the last-in, first-out (LIFO) method had been valued at average costs, they would have been $32.0 and $28.9 million higher than reported at year-end 1995 and 1994, respectively.

The Corporation has experienced decreases in certain LIFO inventories that were carried at lower costs prevailing in prior years. The effect of these decreases was to increase earnings before income taxes by approximately $1.4 million and $1.1 million in fiscal years 1995 and 1994, respectively.

PROPERTY, PLANT, & EQUIPMENT
Expenditures for property, plant, and equipment and for renewals and betterments that extend the originally estimated economic lives of assets are capitalized at the related cost. Expenditures for maintenance, repairs, and other renewals are charged to expense. Gain or loss is recognized for dispositions. For financial reporting purposes, depreciation has been provided using the straight-line method over the estimated useful lives of the related assets which range from three to forty years. For income tax purposes, depreciation on certain assets is computed using accelerated methods. Interest costs of approximately $0.4 million and $1.0 million for fiscal years 1994 and 1993, respectively, have been capitalized to the cost of new assets.

Costs incurred in developing or purchasing management information systems are capitalized and included in property, plant, and equipment. These costs are depreciated over their estimated useful lives from the date the systems become operational.

INTANGIBLE ASSETS
Intangible assets, which consist of covenants not to compete and goodwill, are amortized using the straight-line method over their estimated useful lives, typically no more than ten and twenty years, respectively.

ENVIRONMENT
Accruals for contamination removal costs are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for such environmental liabilities are included in the balance sheet caption "Other Liabilities and Deferred Credits." Accruals for insurance or other third-party recoveries for environmental costs are recorded when it is probable that recoveries on the claim will be realized.

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

INCOME TAXES
Taxes on income are calculated using the asset and liability method which results in recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using enacted rates. The principal differences between financial and tax reporting arise from depreciation, self-insurance, reengineering, restructuring and other accruals and reserves, pension accruals, alternative minimum tax credits, foreign tax credits, and net operating loss carryforwards. Accumulated undistributed earnings after taxes for the Canadian subsidiary amounted to approximately $63 million at February 28, 1995. The European subsidiaries have accumulated undistributed earnings of approximately $5 million at February 28, 1995. No provision for foreign withholding or United States federal income taxes is necessary, as it is management's intention that dividends will be paid only under circumstances which will not generate additional net tax cost.

MINORITY INTEREST
The 49% shareholder's interest in the total equity of Univar Europe at February 28, 1994, after elimination of intercompany and consolidation adjustments, is shown as minority interest. As described in Note 7, the Corporation acquired the minority shareholder's interest in Univar Europe during fiscal 1995.

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

DERIVATIVES
The Corporation has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well-defined interest rate and foreign exchange risks. Interest rate swaps are entered into with major banks in which the Corporation pays a floating rate and receives a fixed rate with interest payments being calculated on a notional amount, as described in Note 3. Amounts received or paid by the Corporation at the settlement dates under the swap agreements are included in interest expense. Forward foreign exchange contracts are used to hedge fluctuations in prices on inventory purchases caused by changes in exchange rates and as hedges for foreign denominated accounts receivable and payable. Foreign exchange contracts have gains and losses recognized at the settlement date. The use of derivatives does not have a significant effect on the Corporation's results of operations or its financial position.

EARNINGS PER SHARE
Net income (loss) per common share is based on the weighted average number of shares outstanding during each year (21,345,622 for 1995, 19,703,273 for 1994, and 19,697,632 for 1993). There is no material dilution due to outstanding stock options.

STATEMENTS OF CASH FLOWS
The Corporation considers cash on hand, certificates of deposit, and short-term marketable securities with maturities of less than 90 days, as cash and equivalents for purposes of the statements of cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS
In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Corporation must adopt by fiscal 1997. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. This Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Due to the recent release of this Statement, the Corporation has not determined the impact of adoption of SFAS No. 121 on its financial position or results of operations.


NOTE 2 - NOTES PAYABLE

As of February 28, 1995, the Corporation has domestic and foreign short-term lines of credit totaling $124.3 million, with loans against these bank lines of $36.3 million. The approximate average aggregate short-term borrowing and weighted average short-term interest rates were $50.6 million and 5.8% in 1995 and $27.3 million and 5.8% in 1994. The maximum amount of short-term borrowing during the year was $75.4 million in 1995 and $40.5 million in 1994.


NOTE 3 - LONG-TERM DEBT AND REVOLVING CREDIT

Long-term debt consists of the following at February 28:

(Thousands of dollars)                                                             1995                 1994
- ----------------------                                                           --------             --------
Senior Debt:
   Revolving credit agreement                                                    $100,000             $ 95,000
   Term credit agreements, 5.26% and 9.84%, unsecured, payable
       from 1995 to 1996                                                           13,333               16,667
   Note payable, 90 Day STIBOR (Stockholm Interbank Offering Rate)
       plus 2.0%, payable contingently in 1995 through 1998                             -                6,000
   Industrial revenue bonds, 4.32% to 7.25%, secured by certain
       real property, payable in installments to 1999                               1,000                4,400
   Non-interest bearing, deferred consideration, payable in 1995                        -                1,379
   Non-U.S. mortgage loans, 5.75%, payable in installments to
       fiscal 2015                                                                  1,949                1,751
   Other                                                                            6,117                5,067
Subordinated Debt:
   Non-interest bearing notes payable, see below                                        -               13,600
   Interest bearing notes payable, see below                                            -                6,502
Capitalized Lease Obligations:
   8.51% to 11.75%, secured by certain real property,
       payable in monthly installments to 2020                                      3,665                3,988
                                                                                 --------             --------
                                                                                  126,064              154,354
Current portion                                                                    (3,978)              (7,296)
                                                                                 --------             --------
                                                                                 $122,086             $147,058
                                                                                 ========             ========

Maturities of long-term debt for the fiscal years ending 1997-2000 are as follows:

                          1997                 $14,390
                          1998                     693
                          1999                     726
                          2000                     525


The Corporation and its domestic and Canadian subsidiaries are parties to a revolving credit agreement with a group of banks. Under the terms of the agreement, the borrowers may borrow up to $210 million at the prime rate, certificate of deposit rate plus 7/8%, or LIBOR (London Interbank Offering
Rate) plus 7/8%, at the Corporation's option. The interest rates in effect were 7.04% and 4.26% as of year-end 1995 and 1994, respectively. The credit commitment extends for three years, with annual one year renewals, thereafter. In addition, the agreement requires fees of 3/8% on unused commitments, and compensating balances of not less than 5% of the outstanding loan amount, or the payment of fees in lieu thereof. Certain banks have elected, under provisions of the agreement, to waive the compensating balance requirements and instead charge an additional 1/8% on all loans made by such banks.

The long-term debt instruments include provisions specifying current ratio, interest bearing debt to equity ratios, and a minimum equity level, among other restrictions. Under the most restrictive of the financial covenants, the Corporation's current ratio, as defined, may not fall below 1.20:1; the ratio of total interest bearing debt, as defined, to equity may not exceed 1.40:1; and the Corporation's shareholders' equity may not be less than $161.7 million. At year end, the Corporation was in compliance with all loan covenants.

The Corporation has entered into certain interest rate swap agreements to manage its exposure to interest rate fluctuations. At February 28, 1995, the aggregate notional amount of these agreements totaled $50 million, with a weighted average remaining life of approximately 6 years. These agreements effectively convert a portion of the Corporation's floating rate debt to fixed rate debt with rates ranging from 6.77% to 7.25% The estimated aggregate fair value of the contracts, as measured by the amount the Corporation would have received if the agreements were terminated at the balance sheet date, was approximately $0.9 million. The Corporation is exposed to, but does not anticipate, credit loss in the event of counterparty nonperformance.

In 1992, Univar Europe executed a foreign currency denominated note (U.S. dollar equivalent of $6.0 million at February 28, 1994) in connection with its acquisition of certain subsidiaries. As described in Note 12, this note was paid during fiscal 1995.

Univar Europe was capitalized, in part, with interest and non-interest bearing subordinated debt provided to Univar Europe by the Corporation and Pakhoed Investeringen B.V. (Pakhoed), the minority shareholder. As described in Note 7, the subordinated notes made by Pakhoed to Univar Europe were satisfied in conjunction with the Corporation's acquisition of Pakhoed's interest in Univar Europe. While the loans made by the Corporation to Univar Europe are eliminated in the consolidated balance sheet, the subordinated loans, denominated in foreign currencies, made by the minority shareholder to Univar Europe were included in the Corporation's 1994 consolidated balance sheet:

        Subordinated Debt (Thousands of dollars)             1994
                                                            -------
             Non-interest bearing notes payable             $13,600
             Interest bearing notes payable                   6,502
                                                            -------
                                                            $20,102
                                                            =======


NOTE 4 - LEASES

Rental expense, net of amounts capitalized in connection with equipment used in the development of the UVX2000(R) U.S. computer system, was $24.1 million, $23.2 million, and $25.8 million, for 1995, 1994, and 1993, respectively. The Corporation and its subsidiaries occupy certain leased premises and lease certain other equipment. Leases that qualify as capital leases have been capitalized. The amount of such capitalized leases included in property, plant, and equipment and the related accumulated amortization was $5.2 million and $2.3 million in 1995, and $5.4 million and $2.4 million in 1994. Lease amortization is included in depreciation expense.

Future minimum lease payments as of year-end under capital leases and non-cancelable operating leases, having initial lease terms of more than one year, are as follows:

                                                                     Capital                  Operating
         (Thousands of dollars)                                      Leases                     Leases
         ----------------------                                      -------                  ---------
         1996                                                        $   707                   $23,725
         1997                                                            707                    17,785
         1998                                                            707                    11,225
         1999                                                            707                     7,541
         2000                                                            723                     4,984
         Thereafter                                                    2,051                    17,425
                                                                     -------                   -------
         Total minimum lease payments                                  5,602                   $82,685
         Amounts representing interest                                (1,937)                  =======
                                                                     -------
         Present value of net minimum lease payments                 $ 3,665
                                                                     =======

The present value of the capital lease payments is presented in the 1995 balance sheet as long-term debt.


NOTE 5 - TAXES ON INCOME

Effective as of the beginning of fiscal 1994, the Corporation adopted FASB Statement No. 109 "Accounting for Income Taxes," resulting in a change in the method of accounting for income taxes. The favorable impact of the change was not material and was included in the provision for taxes on income for that year.

The components of income (loss) before income taxes and minority interest were as follows:


         (Thousands of dollars)                          1995                 1994                   1993
         ----------------------                        --------              -------                ------
         Domestic                                      $ (6,971)             $ 4,261                $1,618
         Foreign                                         20,612               10,488                 6,810
         Reengineering charge                           (37,360)              (4,507)                    -
                                                       --------              -------                ------
                                                       $(23,719)             $10,242                $8,428
                                                       ========              =======                ======

The provision for (benefit of) taxes on income (loss) consisted of the following components:


         (Thousands of dollars)                          1995                  1994                  1993
         ----------------------                        --------              -------               -------
         Current
              Federal                                  $   (332)             $   889               $   408
              State and Local                               (88)                 140                   498
              Foreign                                     7,123                5,261                 1,900
                                                       --------              -------               -------
                                                          6,703                6,290                 2,806
                                                       --------              -------               -------
         Deferred
              Federal                                   (13,850)              (1,770)                  358
              State and Local                            (1,696)                 291                  (770)
              Foreign                                       777                 (408)                  417
                                                       --------              -------               -------
                                                        (14,769)              (1,887)                    5
                                                       --------              -------               -------
                                                       $ (8,066)             $ 4,403               $ 2,811
                                                       ========              =======               =======

Deferred tax balances consisted of the following temporary differences at February 28:

                                                          1995                            1994
                                              ----------------------------    ----------------------------
                                              Deferred Tax    Deferred Tax    Deferred Tax    Deferred Tax
         (Thousands of dollars)                  Assets        Liabilities       Assets        Liabilities
         ----------------------               ------------    ------------    ------------    ------------
         Alternative minimum tax                $ 6,476          $     -         $ 7,500        $      -
         Tax loss and credit carryforward         4,758                -             480               -
         Foreign tax credit carryforward          3,482                -               -               -
         Self-insurance loss reserves             3,731                -           2,410               -
         Pension and other compensation
            accruals                                  -              795           1,266               -
         State income tax accrual                   260                -           1,268               -
         Vacation accrual                         1,459                -           1,268               -
         Property                                     -           36,369               -          37,233
         Reengineering charges                    8,139                -               -               -
         Valuation allowance                     (1,038)               -               -               -
         Other                                    3,259            3,039           4,162           4,784
                                                -------          -------         -------         -------
                                                $30,526          $40,203         $18,354         $42,017
                                                =======          =======         =======         =======


Deferred tax provisions result from timing differences in the recognition of certain items for income tax and financial statement purposes. The sources of these differences and the tax effect of each for fiscal 1993, prepared according to APB Opinion No. 11, are as follows:

         (Thousands of dollars)                     1993
         ----------------------                    -----
         Depreciation and amortization             $(788)
         Net operating loss carry-over              (798)
         Self-insurance reserves                     770
         Pension accrual                             153
         Software development                        529
         Receivable valuation                        173
         Environmental reserves                      313
         Alternative minimum tax credit             (399)
         Other - net                                  52
                                                   -----
                                                   $   5
                                                   =====

The accompanying financial statements reflect effective tax (benefit) rates of (34.0%) in 1995, 43.0% in 1994, and 33.4% in 1993. An analysis of the differences between these rates and the Federal statutory rate is set forth below:

                                                1995                   1994                 1993
                                          ------------------     -----------------    -----------------
(Thousands of dollars)                    AMOUNT     PERCENT     Amount    Percent    Amount    Percent
- ----------------------                   -------     -------     ------    -------    ------    -------
Federal tax at statutory rates           $(8,302)     (35.0%)    $3,483     34.0%     $2,866     34.0%
State taxes, net of federal
   tax benefit                            (1,160)      (4.9)        285      2.8        (179)    (2.1)
Foreign income tax rate differential       1,248        5.2       1,099     10.7         328      3.9
Travel and entertainment limitation          561        2.4         210      2.1         190      2.3
Research and experimentation credit            -          -        (787)    (7.7)          -        -
Non-deductible amortization                  492        2.1         226      2.2         179      2.1
Settlement gain                           (1,029)      (4.3)          -        -           -        -
Other - net                                  124        0.5        (113)    (1.1)       (573)    (6.8)
                                         -------      -----      ------     ----      ------     ----
                                         $(8,066)     (34.0%)    $4,403     43.0%     $2,811     33.4%
                                         =======      =====      ======     ====      ======     ====

The Corporation's federal income tax returns are closed for all years up to 1988. The Corporation has U.S. federal tax net operating loss carry-overs totaling $7.7 million, which expire in 2010. In addition, the Corporation has alternative minimum tax credit carry-overs totaling $6.5 million, which have no carry-over limitation period. Research and experimentation credit carry-overs total $0.5 million and expire through 2007.

Charitable contribution carry-overs total $1.5 million and expire through the year 2000. Foreign tax credit carry-overs total $3.5 million and expire in the year 2000.


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

The U.S. funded plan is the largest plan. Its benefits are based on length of service and the employee's highest five-year average compensation. The rate of increase in future compensation levels and the expected long-term rate of return on plan assets used in determining the actuarial present value of the projected benefit obligations were 6% and 10%, respectively, for both 1995 and 1994. The weighted average discount rate used was 8.8% and 7.8%, for 1995 and 1994, respectively. The market value of assets, consisting primarily of cash equivalents and equity securities is as reported by the trustee bank serving the pension plan.

Employees of non-U.S. subsidiaries generally receive pension benefits from corporate sponsored plans or from statutory plans administered by governmental agencies in their countries. Corporate sponsored foreign plans have applied the provisions of Statement of Financial Accounting Standards No. 87 using assumptions that are similar to those utilized for the U.S. plans.

The status of the Corporation's funded defined benefit plans is as follows:

   (Thousands of dollars)                                                            1995             1994
   ----------------------                                                          -------           -------
   Actuarial present value of benefit obligations
      Vested                                                                        $80,427          $84,544
      Non-vested                                                                      1,978            2,228
                                                                                    -------          -------
   Accumulated benefit obligation                                                   $82,405          $86,772
                                                                                    =======          =======

   Projected benefit obligation                                                    $102,209         $109,866
   Plan assets at fair value                                                        (83,417)         (80,395)
                                                                                   --------         --------
   Projected benefit obligation in excess of plan assets                             18,792           29,471
   Unrecognized net transition obligation                                               283              327
   Unrecognized prior service cost                                                    1,204             (244)
   Unrecognized net loss (plan changes and actuarial losses)                        (17,832)         (26,251)
                                                                                   --------         --------
   Accrued pension cost, included in current and long-term liabilities             $  2,447         $  3,303
                                                                                   ========         ========


The status of the Corporation's unfunded defined benefit plans is as follows:


(Thousands of dollars)                                                               1995                   1994
- ----------------------                                                              ------                 ------
   Accumulated benefit obligation, all of which is vested                           $3,994                 $4,073
                                                                                    ======                 ======

   Projected benefit obligation                                                     $5,259                 $4,742
   Unrecognized prior service cost                                                  (2,282)                (2,446)
   Unrecognized net loss (plan changes and actuarial losses)                          (102)                   (86)
                                                                                    ------                 ------
   Accrued pension cost, included in long-term liabilities                          $2,875                 $2,210
                                                                                    ======                 ======

Net periodic pension expense for all defined benefit plans sponsored by the Corporation and its subsidiaries includes the following components:

(Thousands of dollars)                                         1995               1994             1993
- ----------------------                                       -------            -------          -------
Service cost (benefits earned during the period)             $ 4,732            $ 4,214          $ 3,832
Interest cost on projected benefit obligation                  8,537              7,719            6,850
Actual return on plan assets                                    (607)            (8,357)          (6,508)
Net amortization and deferral                                 (5,384)             3,003            1,341
                                                             -------            -------          -------
                                                             $ 7,278            $ 6,579          $ 5,515
                                                             =======            =======          =======

Certain employees are covered under union-sponsored, collectively bargained, defined benefit plans. Expenses for these plans were $0.9 million in 1995 and $0.8 million in both 1994 and 1993, as determined in accordance with negotiated labor contracts.

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

OTHER POST RETIREMENT BENEFITS
In addition to providing pension benefits, in the United States, the Corporation provides certain health care benefits to its retired employees. Effective for fiscal 1994, the Corporation adopted FASB Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires accrual of these benefits during an employee's service period. For fiscal 1994, the pre-tax increase in operating expense resulting from adoption of the statement was $0.7 million. Prior to the adoption of FASB Statement No. 106, the cost of providing these benefits was recognized as the benefits were paid.

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

The retiree health care cost provision was $1.9 million and $1.3 million for fiscal 1995 and 1994, respectively. The components of the expense were as follows:

                                                                                1995            1994
                                                                               ------         -------
Service costs (benefits earned during the period)                              $  418          $  276
Interest cost on accumulated postretirement benefit obligation                    975             675
Amortization and deferred amounts                                                 505             381
                                                                               ------          ------
Net periodic postretirement cost                                               $1,898          $1,332
                                                                               ======          ======


Benefit costs were calculated based on assumed cost growth for retiree health care costs of a 16.0% annual rate for 1996, decreasing to a 7.5% annual growth rate over a ten year period. The health care cost trend rate assumed has a significant effect on the amount reported. To illustrate, increasing the assumed medical cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation at February 28, 1995 by $1.8 million and the net periodic postretirement benefit cost for the year by $0.3 million. The accumulated retiree health care obligation at February 28, 1995 and 1994 was determined using a weighted average discount rate of 9.2% and 8.2%, respectively.

The accumulated retiree health care obligation at February 28 consisted of the following components:


   (Thousands of dollars)                                                       1995              1994
   ----------------------                                                     -------           -------
Accumulated postretirement benefit obligation:
   Retirees                                                                   $ 4,643           $ 3,864
   Fully eligible active plan participants                                      2,486             1,821
   Other active plan participants                                               3,541             3,699
                                                                              -------           -------
Unfunded accumulated postretirement benefit obligation                         10,670             9,384
Unrecognized transition obligation                                             (5,872)           (7,235)
Unrecognized losses                                                            (1,665)           (1,522)
                                                                              -------           -------
Accrued postretirement benefit cost                                           $ 3,133           $   627
                                                                              =======           =======


NOTE 7 - BUSINESS ACQUISITIONS AND DIVESTITURES

At the time of the organization of Univar Europe in 1991, Univar and its then 31% shareholder, Pakhoed Investeringen B.V. (Pakhoed), entered into a Shareholder Agreement resulting in the formation of Univar Europe, which was incorporated in the Netherlands in 1990. At the time Univar Europe was capitalized, it was 51% owned by the Corporation and 49% owned by Pakhoed. On September 1, 1994 the Corporation acquired the minority shareholder's 49% interest in Univar Europe, in accordance with the terms of the Shareholder Agreement. The acquisition included equity shares and subordinated debt with a total value of $25.8 million. Funding for this aggregate purchase price was provided through the sale of 2 million shares of the Corporation's common stock to The Dow Chemical Company (Dow) as described in Note 8.

During fiscal 1995, the Corporation completed an acquisition in Europe. The acquired company had annual revenues of approximately $6.5 million. The aggregate purchase price was $3.2 million, consisting of fixed assets, inventories and customer lists.

During fiscal 1994, the Corporation completed acquisitions in Canada and the U.S. The acquired companies had annual revenues of approximately $28 million. The aggregate purchase price was $4.4 million, consisting of inventories, customer lists, and non-compete covenants.

During fiscal 1994, in a series of transactions, the Corporation sold its textile chemical distribution business. This business contributed approximately $21 million of sales for fiscal 1994 and $37 million of sales for fiscal 1993. Proceeds from the combined transactions totaled $2.8 million, resulting in a gain on the sale of $0.4 million. Identifiable assets sold consisted primarily of inventories and fixed assets.


NOTE 8 - COMMON STOCK TRANSACTIONS

STOCK OPTIONS AND RESTRICTED STOCK AWARDS
The Corporation's long-term incentive stock plans (the Plans) provide for the granting, to non-employee directors, officers, and key employees, of non-qualified stock options, incentive stock options, and restricted stock awards. For incentive stock options, the option price may not be less than the fair market value of the common stock at the date of grant. Non-qualified stock options may be granted at less than the fair market value of the common stock. Under the 1993 Non-Employee Director Stock Option Plan, options become exercisable six months after grant or upon termination of service to the Board, whichever is earlier, and expire three months to five years after termination of service to the Board, depending on the circumstances of retirement. Under the 1992 Long-Term Incentive Plan, options become exercisable beginning 3 years after the date of grant, and expire 10 years and 3 months after the date of grant, based on the Corporation's performance compared with performance of a selected peer group. Under the 1986 Long-Term Incentive Stock Plan, options become exercisable at the rate of 20% per year beginning two years after the date of grant, and expire ten years after the date of grant. Options may be exercisable as determined by the committee of the Board of Directors that administers the Plans. Restricted Stock Awards (RSA's) may be granted or sold to officers and key employees. RSA's may not be sold or otherwise disposed of during the established restriction periods, presently up to six years. At the the end of fiscal 1995, RSA's totaling 142,293 shares were held for the benefit of certain executive and other officers in connection with an incentive compensation arrangement. Vesting of these RSA's and payment of the related dividends were subject to performance criteria that were measured and to be confirmed after year-end.

Unamortized deferred stock compensation expense related to RSA's granted of approximately $74,000 and $220,000 is classified as such in the shareholders' equity section of the Corporation's balance sheet for 1995 and 1994, respectively.

The Compensation Committee of the Board of Directors may, at its discretion, determine the number of shares, the purchase price, applicable vesting periods, and any other terms of each option or award. Options and awards include provisions for acceleration of such applicable vesting periods in the event of certain transactions that may result in a change of control of the Corporation.

The following table summarizes activity in the Plans:

                                                             Number of Shares
                                               -----------------------------------------------
                                                              Restricted          Available
                                                  Under         Stock             for Future
                                                 Option         Awards         Option or Award      Price Range
                                               ---------      ----------       ---------------      ------------
Outstanding, year-end 1993                       561,557        108,150           1,012,985         $4.19 - $14.56
   Granted                                       263,074              -            (263,074)                 10.63
   Exercised                                     (20,996)             -                   -          4.19 -  11.20
   Canceled or expired                            (9,076)        (1,324)             10,400          8.72 -  13.75
   RSA's vested                                        -        (27,819)                  -
                                              ----------        --------         ----------

Outstanding, year-end 1994                       794,559         79,007             760,311          4.19 -  14.56
   Granted                                       353,114        144,345            (497,459)         4.58 -  13.75
   Exercised                                     (15,167)             -                   -          4.19 -  11.20
   Canceled or expired                           (25,098)        (4,540)             29,638          5.91 -  13.75
   RSA's vested                                        -        (26,329)                  -
   Reserved under 1992 Plan                            -              -             750,000
   Reserved under 1993 Plan                            -              -             150,000
                                               ---------        -------           ---------
Outstanding, year-end 1995                     1,107,408        192,483           1,192,490         $4.58 - $14.56
                                               =========        =======           =========
Exercisable at year-end 1995                     163,788
                                               =========


PUT AGREEMENT WITH THE DOW CHEMICAL COMPANY
On June 24, 1991, the Corporation and The Dow Chemical Company ("Dow") entered into an Agreement of Purchase and Sale of Stock (the "Dow Purchase Agreement"). In accordance with the Dow Purchase Agreement, Univar sold 1,900,000 shares of its common stock to Dow at a price of $15.84 per share. In addition, Univar reserved the right to put to Dow between approximately 2,500,000 and 2,900,000 additional shares of common stock at a price that escalated over time, but which reached a maximum price of $18.74 per share. The number of additional shares that could be sold depended on whether Pakhoed Investeringen B.V. (Pakhoed) exercised its right to acquire shares from Univar at the same price as they were sold to Dow in order for Pakhoed to maintain its percentage share ownership in Univar. Pakhoed elected not to exercise its right to acquire additional shares. Therefore, based on the manner in which the calculation of the number of additional shares to be sold was made, the actual maximum number of shares that Univar could put to Dow was 2,509,371. In lieu of the unilateral right of Univar to put 2,509,371 shares of common stock to Dow, on May 13, 1994, Univar and Dow executed an Amended and Restated Agreement of Purchase and Sale of Stock (the "Amended Agreement").

Under the terms of the Amended Agreement, Dow purchased from Univar 2,000,000 shares of common stock at a price of $18.74 per share (a total purchase price of $37,480,000). Dow now holds 3,900,000 shares of common stock representing 17.89% of the issued and outstanding shares of Univar. In addition, Dow and

Univar have agreed that, at any time within the period ending May 12, 1997, Univar can put to Dow, or Dow can call, up to 101,874 shares of Series A Convertible Preferred Stock. The price per share will be $93.70. Each share of Series A Convertible Preferred Stock is convertible into five shares of common stock by either Dow or Univar. In the event of a call or put, either all or half the 101,874 shares must be called by Dow or put by Univar. With respect to the conversion of the Series A Convertible Preferred Stock into Univar common stock, Univar has agreed that it will not convert the preferred shares if, following the conversion, Dow would own in excess of 19.9% of the issued and outstanding common stock of the Corporation. Dow has agreed that it will pay to Univar $350,000 per year for each of the three years ending May 12, 1995, 1996, and 1997, in the event Univar does not elect to put the Series A Convertible Preferred Stock to Dow, or in the event Dow does not call the Series A Convertible Preferred Stock.


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

The Corporation is subject to a variety of environmental laws and regulations and faces exposure from actual or potential claims and legal proceedings involving environmental matters. The Corporation or related entities have been contacted by various governmental agencies regarding potential liability for a share of the cost of clean up of independent waste disposal or recycling sites with alleged or confirmed contaminated soil and/or groundwater to which the Corporation or related entities may have taken waste products. With regard to many of these sites, the Corporation has denied liability because of an absence of any connection between the Corporation or related entities and the waste disposal or recycling site. The Corporation believes there are thirty-one sites in which the Corporation may be liable for a share of the cost of clean up. With the exception of one site, those sites which show some alleged evidence of an association between the Corporation or related entities and the waste disposal or recycling site, the Corporation is considered a de minimis, or small quantity, "potentially responsible party." The Corporation estimates the probable liability for the remediation of independent waste disposal sites totals $1.0 million, which is included in the Corporation's environmental accrual. Possible costs for these sites could range up to $2.6 million.

Thirty-six owned, previously owned, or leased sites of the Corporation are currently undergoing remediation efforts or are in the process of active review of the need for potential remedial efforts. Some of these efforts are being conducted pursuant to governmental proceedings or investigations, while others are being conducted voluntarily by the Corporation, with appropriate state or federal agency oversight and approval. The following table shows additions to and expenditures charged against the Corporation's environmental accruals during the past three fiscal years:


     (Millions of dollars)                              1995                 1994                1993
     ---------------------                             -----                -----               -----
     Beginning balance                                 $15.6                $15.4               $ 5.1
     Expense provisions                                  5.4                  4.0                  .7
     Insurance recoveries                                  -                    -                13.7
     Expenditures                                       (4.0)                (3.8)               (4.1)
                                                       -----                -----               -----
     Ending balance                                    $17.0                $15.6               $15.4
                                                       =====                =====               =====

During fiscal 1993, the Corporation reached final settlements with its insurance carriers in a lawsuit which sought recovery for certain environmental expenditures. The settlements, which cover historical and ongoing cleanup costs at various sites in the U.S., were added to the Corporation's environmental accrual.

Annual cash expenditures for remedial, monitoring and investigatory activities have averaged approximately $4.0 million during the past three years. In addition, annual cash expenditures for environmental capital expenditures have averaged $1.0 million. While the Corporation does not anticipate a material increase in the projected annual level of its environmental related expenditures, there is the possibility that such increases may occur in the future. The precision of the Corporation's environmental estimates is affected by several uncertainties such as the developments at sites resulting from investigatory studies; the extent of required cleanup; the complexity of applicable government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertainty concerning recovery of such costs from third-parties which may be jointly liable; and the questionable level of the Corporation's involvement at various sites at which the Corporation is allegedly associated. The Corporation periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as new remediation requirements are defined, as information relevant to reasonable estimates to be made becomes available, and to reflect new and changing facts. The accruals do not reflect any possible future insurance recoveries.

Although the Corporation believes adequate accruals have been provided for environmental contingencies, it is possible, due to the uncertainties previously noted, that additional accruals could be required in the future that could have a material effect on the results of operations in a particular quarter or annual period. However, the ultimate resolution of these contingencies, to the extent not previously provided for, is not expected to have a material adverse effect on the Corporation's financial position.

At year end 1995, the Corporation had letters of credit outstanding totaling approximately $10.7 million, which guaranteed various insurance and financing activities. Substantially all of these are automatically renewable each year.


NOTE 10 - GEOGRAPHIC INFORMATION

Univar operates in only one industry segment (chemical distribution) in the United States, Canada, and Europe.



      (Thousands of dollars)                             UNITED STATES              CANADA           EUROPE
      ----------------------                             -------------             --------         --------
      1995
        Sales                                              $1,273,429             $356,089          $283,210
        Income (loss) from operations(1)                      (34,785)              15,370             6,960
        Identifiable assets                                   418,659              122,041           132,503
        Depreciation and amortization expense                  21,723                2,168             3,129
        Capital expenditures                                   13,723                4,538             4,774

      1994
        Sales                                              $1,251,549             $295,564          $255,351
        Income from operations(1)                               8,755                9,940             3,943
        Identifiable assets                                   438,519              102,241           111,934
        Depreciation and amortization expense                  21,496                2,353             3,600
        Capital expenditures                                    7,844                2,141             4,039

      1993
        Sales                                              $1,232,782             $277,439          $290,802
        Income from operations                                  9,304                7,559             4,335
        Identifiable assets                                   459,669              112,576           120,106
        Depreciation and amortization expense                  19,586                2,301             3,994
        Capital expenditures                                   10,593                2,003             3,961

        (1) The loss from operations includes reengineering charges totaling $37.4 million and $4.5 million, respectively, in fiscal 1995 and 1994.

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)


      (Thousands of dollars,
      except per share data)                     First           Second            Third            Fourth
      ----------------------                   --------         --------         --------          --------
      1995
         Sales                                 $503,335         $496,820         $468,778          $443,795
         Gross margin                            71,260           69,927           68,964            63,522
         Net income (loss)                        1,497          (19,094)             935               405
         Net income (loss) per share                .08             (.88)             .04               .02


      1994
         Sales                                 $487,951         $474,118         $430,299          $410,096
         Gross margin                            70,399           70,022           64,224            64,888
         Net income (loss)                        3,273            1,957              458              (228)
         Net income (loss) per share                .17              .10              .02              (.01)


      1993
         Sales                                 $468,432         $464,094         $452,907          $415,590
         Gross margin                            68,299           68,246           64,904            62,757
         Net income (loss)                        2,455            2,940             (747)              487
         Net income (loss) per share                .13              .15             (.04)              .03


The net loss in the second quarter of 1995 includes recognition of net-of-tax reengineering charges totaling $20.6 million. These charges represent the costs to reorganize the U.S. operating company, eliminate up to 2 layers of management, redesign its distribution network, develop a national procurement and materials management strategy, increase sales force efficiency, improve gross margins, and reduce the amount of capital required to conduct ongoing operations. Costs accrued included severance, other employee benefits, facility closure costs, the non-cash write-down to fair value of certain facilities, and consultant fees and expenses.

Significant items increasing income for the fourth quarter of 1995 include settlement gains, net of related costs and deferrals totaling $2.7 million, reduction of reserves and accruals totaling $1.4 million, costing adjustments totaling $0.8 million, and reduction of the LIFO reserve by $0.8 million.

Significant items increasing income for the fourth quarter of 1994 include costing adjustments totaling $1.4 million, reductions in self-insurance reserves for general liability totaling $0.9 million, and reductions in self-insured health reserves by $1.0 million. The significant item which decreased fourth quarter 1994 net income was the cost of the Corporation's re-engineering effort of ($1.8 million).

Significant items increasing fourth quarter 1993 net income include costing adjustments totaling $2.0 million and reduction of reserves and accruals totaling $1.0 million.

The total of the amounts shown as quarterly earnings per share may differ from the amount shown on the Consolidated Statement of Operations because the annual computation is made separately and is based upon average numbers of shares and equivalent shares outstanding for the entire year.

NOTE 12 - SETTLEMENT ACHIEVED

In fiscal 1992, Univar Europe executed a foreign currency denominated note (U.S. dollar equivalent of $6.8 million) in connection with certain business acquisitions. The note was contingently payable in June 1995, or could be deferred until December 1998 if the seller did not achieve certain minimum net worth requirements by December 1994. In accordance with contract provisions, the seller agreed to provide indemnification to Univar Europe for certain environmental and other undisclosed contingencies that may have existed as of the acquisition date. Univar Europe had the right to offset these liabilities against the note's principal balance.

Univar Europe had also agreed to pay additional consideration, in the minimum amount of $1.8 million, which was non-interest bearing and payable in 1995.

Shortly after the acquisition, the Corporation began negotiations with the seller to settle certain disputes regarding acquisition asset values and other claims. When the seller subsequently entered bankruptcy, the seller's largest secured creditor, a Swedish bank, was appointed the receiver in bankruptcy for the seller's assets, liabilities, and contingent obligations. In addition to the original claims and disputes with the seller, certain disputes also arose with the receiver, due to its handling of the seller's bankruptcy proceedings and the attachment of certain of Univar Europe's assets.

The Corporation and the receiver reached a settlement of all claims, counterclaims and disputes on October 31,1994. As part of the settlement agreement, the note plus accrued interest and the additional consideration discussed above were satisfied. A settlement gain totaling $3.0 million, net of related costs, was recorded as a recovery of representations and warranties pertaining to environmental costs ($0.9 million), interest ($0.8 million) and damages caused by the receiver's actions as part of the bankruptcy proceedings ($1.3 million). Univar Europe is consolidated using its financial year-end, December 31. Accordingly, recognition of the settlement gain is included in the Corporation's fourth quarter.

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

         The Corporation's financial statements have been audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP all the Corporation's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audit were valid and appropriate.

         Management has reviewed the recommendations of both the internal auditors and of Arthur Andersen LLP, and has responded in what we believe to be appropriate and cost-effective ways.

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

JAMES W. BERNARD
President  and Chief Executive Officer

GARY E. PRUITT
Vice President-Finance and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Univar Corporation:

         We have audited the accompanying consolidated balance sheets of Univar Corporation (a Delaware corporation) and subsidiaries as of February 28, 1995 and shareholders' equity for each of the three years in the period ended February 28, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Corporation's wholly-owned Canadian subsidiary as of February 28, 1993, which statements reflect 15% of the 1993 consolidated net revenues. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Univar Corporation and subsidiaries as of February 28, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles.

         As explained in Note 5 and Note 6 to the consolidated financial statements, effective March 1, 1993, the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions.


Arthur Andersen LLP
Seattle, Washington,
April 25, 1995

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

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)            (1)  Financial Statements                                           INDEX
                                                                                   -----
               Consolidated Statements of Operations                               Page 19
               Consolidated Statements of Cash Flows                               Page 20
               Consolidated Balance Sheets                                         Page 21-22
               Consolidated Statements of Shareholders' Equity                     Page 23
               Notes to Consolidated Financial Statements                          Page 24-37

               (2)  Financial Statement Schedules

               (a)      Selected Quarterly Data (see page 36)

               (b) The following financial schedule is submitted herewith. All other financial schedules are either not applicable or are fully disclosed in the applicable section of the Corporation's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        Schedule II  Valuation and Qualifying Accounts

               (c) Report of Independent Public Accountants, Arthur Andersen LLP, dated April 25,1995.


(b)            Reports on Form 8-K

               There have been no reports on Form 8-K filed, or required to be filed, during the fourth quarter of the year.


(c)            Exhibits

               The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     UNIVAR CORPORATION AND SUBSIDIARIES
            FOR THE YEARS ENDED FEBRUARY 28, 1995, 1994, AND 1993
                            (THOUSANDS OF DOLLARS)

                                                      Additions
                              Balance        --------------------------                     Balance
                                 at          Charged to      Charged to                       at
                            Beginning of     Costs and          Other                       End of
     Description                Year          Expenses        Accounts       Deductions      Year
     -----------            ------------     ----------      ----------      ----------     ------
Allowance for losses on receivables for the year ended:

  February 28, 1995            $1,848          $1,481           $ 0           $1,634(1)     $1,685
                               ======          ======           ===           ======        ======
  February 28, 1994            $1,852          $2,294           $ 0           $2,298(1)     $1,848
                               ======          ======           ===           ======        ======
  February 28, 1993            $2,294          $1,800           $ 0           $2,242(1)     $1,852
                               ======          ======           ===           ======        ======

(1)  Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNIVAR CORPORATION




Date:  May 26, 1995                        /s/  James W. Bernard
                                        -------------------------------------
                                        James W. Bernard,
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                        UNIVAR CORPORATION

Date:  May 26, 1995                        /s/  Gary E. Pruitt
                                        ------------------------------------
                                        Gary E. Pruitt,
                                        Vice President-Finance and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

DIRECTORS
- ---------
James W. Bernard
Sjoerd D. Eikelboom
Richard E. Engebrecht
Curtis P. Lindley
Roger L. Kesseler
N. Stewart Rogers
Robert S. Rogers
John G. Scriven
Roy E. Wansik
Nicolaas J. Westdijk
James H. Wiborg



By:  /s/   William A. Butler
   -----------------------------------
   William A. Butler, Attorney-in-Fact

Power of Attorney dated April 27, 1995

ARTHUR ANDERSEN LLP
801 Second Avenue, Suite 800
Seattle, WA 98104
(206) 623-8023


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Univar Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Univar Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 25, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the methods of accounting for income taxes and postretirement benefits other than pensions in 1994 as discussed in Notes 5 and 6 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedules included in this Form 10-K are presented for the purposes of complying with the Securities and Exchange Commission rules and are not part of the basic consolidated financial statements. We did not audit the financial statements of the Corporation's wholly-owned Canadian subsidiary as of February 28, 1993, which statements reflect 15% the 1993 consolidated net revenues. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Arthur Andersen LLP
Seattle, Washington,
April 25, 1995

  DELOITTE &
      TOUCHE
  __________              _____________________________________________________
                          Suite 2000                 Telephone: (604) 669-4466
                          1055 Dunsmuir Street       Facsimile: (604) 685-0395
                          P.O. Box 49279
                          Four Bentall Centre
                          Vancouver, British Columbia
                          V7X 1P4


                                AUDITORS REPORT

   To the Shareholder,
   Van Waters & Rogers Ltd.

   We have audited the statements of income and retained earnings and changes in financial position of Van Waters & Rogers Ltd. for the year ended February 28, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, these financial statements present fairly, in all material respects, the results of the Company's operations and the changes in its financial position for the year ended February 28, 1993 in accordance with generally accepted accounting principles in Canada.




   Deloitte & Touche
   Chartered Accountants

   Vancouver, British Columbia
   April 14, 1993

                                 EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.


  Exhibit
   Number                                            Description                                                         Page No.
  -------                                            -----------                                                         --------
    (3.1)        Restated Certificate of Incorporation of the Registrant, as amended August 21, 1987 (filed as
                 Exhibit 3.3 to Form 10-K dated May 27, 1994, File No. 1-5858).

    (3.2)        By-laws of the Registrant, as amended June 21, 1991 (filed as Exhibit 3.2 to Form 10-Q dated
                 August 31, 1991, File No. 1-5858).

    (4.1)        Certificate of Designation of Series A Junior Participating Convertible Preferred Stock of
                 Univar Corporation (filed as Exhibit 4(ii) to Form 8-K dated May 13, 1994, File No. 1-5858)

   (10.1)        Univar Corporation 1979 Executive Stock Purchase Agreement, as amended (filed with Registration
                 Statement on Form S-3, File No. 33-3933).

   (10.2)        Univar Corporation 1986 Long-Term Incentive Stock Plan (filed with Registration Statement on
                 Form S-8, File No. 33-34700).

   (10.3)        Agreement for Exchange of Capital Stock, dated as of September 19, 1986, (filed as Exhibit 2(i)
                 to Form 8-K dated November 1, 1986, File No. 0-2754).

   (10.4)        Asset Purchase and Sale Agreement, dated as of September 19, 1986, (filed as Exhibit 2(ii) to
                 Form 8-K dated November 1, 1986, File No. 0-2754).

   (10.5)        First Amendment to Asset Purchase and Sale Agreement, dated as of October 21, 1986 (filed as
                 Exhibit 2(iii) to Form 8-K dated November 1, 1986, File No. 0-2754).

   (10.6)        Addendum to Asset Purchase and Sale Agreement, dated as of October 31, 1986 (filed as Exhibit
                 2(iv) to Form 8-K dated November 1, 1986 (File No. 0-2754).

   (10.7)        Standstill Agreement between Univar Corporation and Pakhoed Investeringen B.V., dated as of
                 September 19, 1986 (filed as Exhibit 4(i) to Form 8-K dated November 1, 1986, File No. 0-2754).

   (10.8)        Shareholder Agreements relating to change of control of the Corporation with Messrs James W.
                 Bernard; Richard E. Engebrecht; M. M. Harris; Curtis P. Lindley; N. Stewart Rogers; Nat S.
                 Rogers; Robert S. Rogers; and James H. Wiborg, dated as of September 19, 1986 (filed as Exhibit
                 4(ii) to Form 8-K dated November 1, 1986, File No. 0-2754).

   (10.9)        Univar Corporation Supplemental Benefits Plan, dated August 24, 1990 (filed as Exhibit 10.10 to
                 Form 10-K, dated May 27, 1991, File No. 1-5858).

  (10.10)        Agreements relating to compensation in the event of a change in control of the Corporation between the Corporation and Messrs. James W. Bernard; James P. Alampi; and Bevan A. Cates, dated as of March 1, 1992 (filed as Exhibit 10.11 to Form 10-K dated May 28, 1992, File No. 1-5858).

   10.11         Agreements relating to compensation in the event of a change in control of the Corporation
                 between the Corporation and Messrs. James L. Fletcher and William A. Butler.                             46

   10.12         Agreement relating to compensation in the event of a change in control of the Corporation                53
                 between the Corporation and H. Drew MacAfee dated as of March 2, 1995.

   10.13         Agreement relating to compensation in the event of a change in control of the Corporation                60
                 between Univar United Kingdom Ltd. and Jeffrey Ellwood, dated as of March 2, 1995.

  (10.14)        Agreements relating to compensation in the event of a change in control of the Corporation between the Corporation and Mr. Paul H. Hough, dated as of August 21, 1992 (filed as Exhibit
                 10.12 to Form 10-K dated 5-27-94, File No. 1-5858).


 Exhibit
  Number                                              Description                                                           Page No.
 -------                                              -----------                                                           --------
  (10.15)        Univar Corporation Stock Purchase Plan as amended and restated as of May 31, 1994 (filed with Registration Statement on Form S-8, File No. 33-34697).

  (10.16)        Univar Corporation Uni$aver Tax Savings Investment Plan (filed with Registration Statement on
                 Form S-8, File No. 33-34511).

  (10.17)        Van Waters & Rogers Ltd./Univar Corporation Stock Purchase Plan (filed with Registration Statement on Form S-8, File No. 2-71255).

  (10.18)        Agreement on the Right of First Refusal - Univar Europe N.V. by and between Univar Corporation and the Dow Chemical Company dated as of June 24, 1991 (filed as Exhibit 2(iv) to Form 8-K dated June 24,
                 1991, File No. 1-5858).

  (10.19)        Pre-emption Agreement between Univar Europe N.V., K&K Greeff Limited and The Dow Chemical Company
                 Limited dated as of June 24, 1991 (filed as Exhibit 2(v) to Form 8-K dated June 24, 1991, File
                 No. 1-5858).

  (10.20)        Univar Corporation 1992 Long-Term Incentive Plan as amended and restated as of August 3, 1994 (filed as Exhibit 10.27 to Form 10-K dated May 25, 1993, File No. 1-5858).

  (10.21)        Van Waters and Rogers Ltd. Supplemental Benefits Plans dated June 25, 1993.

  (10.22)        Univar Corporation 1993 Non-Employee Director Stock Option Plan (filed as Exhibit 4 to Registration
                 Statement of Form S-8 dated May 31, 1994, File No. 33-53907)

  (10.23)        Amended and Restated Agreement of Purchase and Sale of stock between Univar Corporation and The Dow
                 Chemical Company dated as of May 13, 1994 (filed as Exhibit 4(i) to Form 8-K dated May 13, 1994, file
                 no. 1-5858.)

  (10.24)        Amended and Restated Standstill Agreement between Univar Corporation and The Dow Chemical Company dated May 13, 1994 (filed as Exhibit 4(I) to Form 8-K dated May 13, 1994, File No. 1-5858)

   22            Subsidiaries of Registrant.                                                                                66

   24.1          Consent of Independent Public Accountants - Arthur Andersen LLP                                            67

   24.2          Consent of Independent Public Accountants - Deloitte & Touche.                                             68

   24.3          Consent of Independent Public Accountants - Arthur Andersen LLP                                            69

   25            Power of Attorney.                                                                                         70

   27            Financial Data Schedule.

   28.2          Form 11-K Annual Report for the Univar Corporation Stock Purchase Plan.                                    72

   28.3          Form 11-K Annual Report for the Univar Corporation Uni$aver Tax Savings Investment Plan.                   74

   28.4          Form 11-K Annual Report for the Van Waters & Rogers Ltd./Univar Corporation Stock Purchase Plan.          103