Form 10-K/A
period 1995-02-28
UNIVAR CORP
filed 1995-06-28
CIK 101929

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Operations in Canada and Europe for each of the last three years are reported in the Univar Corporation financial statements on page 35 of this filing, under the caption of Note 11. Such Industry Segment Information is incorporated herein by reference.

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

Employees
As of February 28, 1995, Univar and its subsidiaries had 3,124 full-time employees, of which 567 employees are members of various labor unions. At year end, the Corporation was in negotiations with two labor unions in connection with renewal of labor contracts. The Corporation generally enjoys good relations with its employees.

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
                                                                           =====          =====

At February 28, 1995, the remaining accruals relating to the above captioned charges totaled $20.4 million. For the year, cash expenditures and non-cash accrual reductions totaled $14.6 million and $2.4 million, respectively.

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

See Note 11 to the financial statements for sales and other operations data by geographic area.

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

MINORITY INTEREST
The 49% shareholder's interest in the total equity of Univar Europe at February 28, 1994, after elimination of intercompany and consolidation adjustments, is shown as minority interest. As described in Note 8, the Corporation acquired the minority shareholder's interest in Univar Europe during fiscal 1995.

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

In 1992, Univar Europe executed a foreign currency denominated note (U.S. dollar equivalent of $6.0 million at February 28, 1994) in connection with its acquisition of certain subsidiaries. As described in Note 13, this note was paid during fiscal 1995.

Univar Europe was capitalized, in part, with interest and non-interest bearing subordinated debt provided to Univar Europe by the Corporation and Pakhoed Investeringen B.V. (Pakhoed), the minority shareholder. As described in Note 8, the subordinated notes made by Pakhoed to Univar Europe were satisfied in conjunction with the Corporation's acquisition of Pakhoed's interest in Univar Europe. While the loans made by the Corporation to Univar Europe are eliminated in the consolidated balance sheet, the subordinated loans, denominated in foreign currencies, made by the minority shareholder to Univar Europe were included in the Corporation's 1994 consolidated balance sheet:

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

NOTE 5 - REENGINEERING CHARGES

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

                                                                      Millions
                                                                 Pre-tax     After Tax
Severance, other employee benefits, and facility closure costs     $16.5         $10.3
Write-down (non-cash) to fair value of certain facilities           10.4           6.4
Consultant fees and travel costs                                    10.5           6.5
                                                                   -----         -----
                                                                   $37.4         $23.2
                                                                   =====         =====

NOTE 6 - TAXES ON INCOME

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


NOTE 7 - PENSION  AND OTHER POSTRETIREMENT BENEFITS

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
                                                                              =======           =======


NOTE 8 - BUSINESS ACQUISITIONS AND DIVESTITURES

At the time of the organization of Univar Europe in 1991, Univar and its then 31% shareholder, Pakhoed Investeringen B.V. (Pakhoed), entered into a Shareholder Agreement resulting in the formation of Univar Europe, which was incorporated in the Netherlands in 1990. At the time Univar Europe was capitalized, it was 51% owned by the Corporation and 49% owned by Pakhoed. On September 1, 1994 the Corporation acquired the minority shareholder's 49% interest in Univar Europe, in accordance with the terms of the Shareholder Agreement. The acquisition included equity shares and subordinated debt with a total value of $25.8 million. Funding for this aggregate purchase price was provided through the sale of 2 million shares of the Corporation's common stock to The Dow Chemical Company (Dow) as described in Note 9.

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


NOTE 9 - COMMON STOCK TRANSACTIONS

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


NOTE 10 - LITIGATION AND CONTINGENCIES

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


NOTE 11 - GEOGRAPHIC INFORMATION

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

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)


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

NOTE 13 - SETTLEMENT ACHIEVED

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

         As explained in Note 6 and Note 7 to the consolidated financial statements, effective March 1, 1993, the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions.


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



By:  /s/   William A. Butler
   -----------------------------------
   William A. Butler, Attorney-in-Fact

Power of Attorney dated April 27, 1995

ARTHUR ANDERSEN LLP
801 Second Avenue, Suite 800
Seattle, WA 98104
(206) 623-8023


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Univar Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Univar Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 25, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the methods of accounting for income taxes and postretirement benefits other than pensions in 1994 as discussed in Notes 6 and 7 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedules included in this Form 10-K are presented for the purposes of complying with the Securities and Exchange Commission rules and are not part of the basic consolidated financial statements. We did not audit the financial statements of the Corporation's wholly-owned Canadian subsidiary as of February 28, 1993, which statements reflect 15% the 1993 consolidated net revenues. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Arthur Andersen LLP
Seattle, Washington,
April 25, 1995