Form 10-Q
period 1995-05-31
UNIVAR CORP
filed 1995-06-29
CIK 101929

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarterly Period Ended May 31, 1995

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

On  June  20,  1995  the  Registrant had outstanding  21,652,084  shares
(excluding  treasury  shares) of common stock of $0.33-1/3   par  value,
which is the Registrant's only class of common stock.



UNIVAR CORPORATION and Subsidiaries

INDEX TO FORM 10-Q


                                                     PAGE NO.

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
           May 31, 1995 and February 28, 1995              3

           Consolidated Statements of Operations
           Three Months Ended May 31, 1995 and 1994        4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended May 31, 1995 and 1994        5

           Notes to Condensed Consolidated Financial Statements  6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations   7



PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K            9



SIGNATURES                                                10

UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) (See Notes)

(000's)                               May 31, 1995  February 28, 1995


 Assets
 Current Assets:
   Cash and cash equivalents           $25,423          $19,516
   Receivables - net                   305,087          243,899
   Inventories                         156,232          133,282
   Other current assets                 12,456           10,551
                                       -------          -------
       Total current assets            499,198          407,248

 Real Properties Held for
 Sale
    and Long Term Receivables           30,074           28,780

 Property, Plant and                   208,684          208,355
 Equipment - net
 Other Assets                           28,960           28,820
                                      --------         --------
                                      $766,916        $ 673,203
                                      ========        =========


 Liabilities and
 Shareholders' Equity
 Current Liabilities:
   Bank overdrafts                   $  18,223        $  19,584
   Notes payable                        48,489           36,284
   Current portion of long-                671            3,978
     term debt
   Accounts payable                    297,103          222,675
   Accrued liabilities                  50,417           48,119
                                     ---------         --------
       Total current                   414,903          330,640
         liabilities

 Long-term Debt                        122,565          122,086

 Other Long-term Liabilities            46,378           44,314



 Shareholders' Equity
   Common stock                          8,006            8,006
   Additional paid-in capital          107,814          107,799
   Retained earnings                    80,564           74,428
   Cumulative translation
     adjustment                         -2,652           -4,909
   Treasury stock                      -10,610           -9,087
   Deferred stock
     compensation expense                  -52              -74
                                      --------         --------
       Total shareholders'             183,070          176,163
          equity
                                      --------         --------
                                      $766,916         $673,203
                                      ========         ========

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited) (See Notes)


                                         Three Months Ended
                                              May 31,
 (000's except  share data)             1995              1994

Sales                                $552,932         $503,335

Cost of Sales                         475,003          432,075
                                     --------         --------
Gross Margin                           77,929           71,260

Gross Margin Percentage                 14.1%            14.2%

Operating Expenses                     61,626           61,052
Reengineering Costs                         -            3,467
                                      -------          -------
Income from Operations                 16,303            6,741

Other Income (Expense):
   Interest expense                    -3,431           -2,941
   Other income-net                       548               50
                                      -------          -------
Income Before Provision for
Taxes and
    Minority Interest                  13,420            3,850

Provision for Taxes on                  5,650            1,968
Income
                                      -------          -------
Income before Minority                  7,770            1,882
Interest

Minority Interest in Univar                 -              385
Europe
                                      -------          -------
Net Income                        $     7,770       $    1,497
                                      =======          =======
Net Income per Share              $      0.36        $    0.08
                                      =======           ======
Dividends per Share                $    0.075      $     0.075
                                      =======          =======
Weighted Average Number of             21,793           20,060
Shares Outstanding                    =======          =======


UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (See Notes)

                                            Three Months Ended
                                                 May 31,
(000's)                                    1995            1994

Cash Flows Provided (Used) by
Operating Activities:
   Net Income                           $7,770           $1,497

   Adjustments to reconcile
    net income to net cash
    provided by operating activities:

      Depreciation and                   7,388            6,870
         amortization
      Other                               -194            1,525
   Changes in assets and
      liabilities:
      Accounts receivable              -55,076          -50,663
      Inventories                      -18,857          -11,024
      Accounts payable                  66,234           49,301
      Other current assets                -285              287
      Other current
        liabilities                      2,083             -166
                                      --------         --------
Net Cash Provided (Used) by              9,063           -2,373
Operating Activities
                                      --------         --------
Cash Flows Used by Investing
Activities:
   Investment activity                  -1,249              321
   Additions to property,               -4,507           -4,243
plant, and equipment
   Changes in other assets                -455               98
                                      --------         --------
Net Cash Used by Investing              -6,211           -3,824
Activities
                                      --------         --------
Cash Flows Provided by
Financing Activities:
   Short-term borrowing - net            8,426            5,200
   Common stock activity                   -39           37,432
   Long-term debt incurred                   0              393
   Reduction in long-term debt          -3,491          -28,440
   Payment of dividends                 -3,270           -2,947
                                      --------         --------
Net Cash Provided by                     1,626           11,638
Financing Activities
                                      --------         --------
Effect of exchange rate                  1,429              125
changes on cash
                                      --------         --------
Net Cash Provided                        5,907            5,566

Cash and Cash Equivalents at            19,516           15,530
Beginning of Period
                                      --------         --------
Cash and Cash Equivalents at           $25,423         $ 21,096
End of Period                          =======         ========


UNIVAR CORPORATION and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of presentation

           The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report of the Registrant for the fiscal year ended February 28, 1995, and filed as Item 8 to Form 10-K, Commission File No. 1-5858.

           Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending February 29, 1996.

     2.   LIFO inventory

           The LIFO method of pricing is used for approximately 61% of the Registrant's inventory. Because an actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time, interim financial results are based on estimated LIFO adjustments and are subject to final fiscal year-end LIFO inventory amounts.


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net earnings for the first fiscal quarter were $7.8 million. Last year, first quarter net income of $1.5 million included $2.1 million, net of tax, in costs related to the Corporation's program to reengineer its U.S. operations. Excluding these non-recurring costs, comparable income for the first quarter last year was $3.6 million.

Total sales for the quarter were $552.9 million, an increase of 9.9% over the first quarter last year. In the United States, sales increased by 1.3%. Foreign operations in markets served by Univar demonstrated very strong growth for the first quarter. Canadian sales were up more than 21%, and in Europe, a combination of strong growth and favorable currency exchange rates resulted in sales growth of more than 31%.

Gross margin dollars increased by 9.4% for the quarter. The gross margin percentage decreased slightly to 14.1% compared with 14.2% for the first quarter last year. The decrease in margin percentage is due to an increase of lower margin agricultural, bulk and commodity chemical sales in Canada. Margin percentage in the U.S. increased while margin percentage in Europe remained constant compared with last year's first quarter.

Total operating expenses for the quarter were $61.6 million, compared with $64.5 million for the first quarter last year. Expenses for the first quarter this year were lower as a result of reversing $1.5 million in unearned executive incentive compensation related to last year. In the first quarter last year, total expenses included $3.5 million related to the corporation's program to reengineer its U.S. operations. Excluding these non-recurring reductions and costs, operating expenses increased by 2.8% to $63.1 million, or 11.4% of sales, compared with $61.1 million, or 12.1% of sales in the first quarter last year. As a percentage of sales, operating expenses decreased in each of the corporation's operations, worldwide.

The Corporation is involved in certain elective and required environmental programs. The following table shows additions to and expenditures charged against the Corporation's environmental accruals for the current and prior year comparable quarters.

                                   Three months ended
                                        May  31,
     (000's)                    1995           1994


     Beginning                $17.0          $15.5
     balance

     Expense                    1.4            1.5
     provisions

     Expenditures              -1.0           -0.7
                              -----           ----
     Ending balance           $17.4          $16.3
                              =====          =====

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, continued

Taxes were provided at an effective rate of 42.1% compared with a provision rate of 51.1% for the first quarter last year. The average effective tax rate is impacted by the proportion of taxable income generated in Canada where the marginal tax rate is 44% compared with 38% in the U.S. The proportion of taxable income from Canadian operations decreased significantly for the first quarter this year compared to last year.

Liquidity and Capital Resources

Working capital at the end of the first quarter was $84.3 million, up from $74.5 million at the prior year-end. Over the same period, the current ratio decreased to 1.20:1 compared with 1.23:1 The change in working capital is due in part to seasonal fluctuations in working capital components related to agricultural sales.

Cash flow used by operations totaled $9.1 million for the quarter, compared to $2.4 million for the first quarter last year. The fluctuation for the quarter reflects changes in components of working capital which are consistent with the significant increase in sales.

The Corporation has domestic and foreign short-term credit lines totaling $124.3 million, of which $75.7 million was available at quarter-
end.   The Corporation also had access to funds up to $210 million under a medium-term revolving credit agreement with a group of banks, of which $110 million was available at quarter-end. Subsequent to quarter-end, the Corporation completed its negotiations with a group of banks to establish a $90 million multi-currency revolving credit agreement. This agreement provides for the credit needs of the Corporation's non-U.S.
subsidiaries.   In  conjunction with the signing of the  new  agreement,
capacity under the existing U.S. revolving credit agreement was reduced to $195 million, and is anticipated to be further reduced during the third quarter. The Corporation believes its internally generated cash, together with its access to bank lines, will be adequate to fund planned capital expenditures, investments, and to support working capital requirements.

Capital Expenditures

During  the  first quarter of this fiscal year, additions  to  property, plant, and equipment totaled $4.5 million, compared with $4.2 million for the prior year quarter. Current quarter additions consisted primarily of normal replacement and upgrading of fixed assets and construction expenditures for refurbishing warehouse and office facilities. The Corporation utilized available cash to fund the capital expenditures.


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




UNIVAR CORPORATION



Date:   June 29,1995       By: \ JAMES W.BERNARD
                           James W. Bernard
                           President and Chief Executive Officer
                           (Duly Authorized Officer)



Date:   June 29, 1995      By: \ GARY E. PRUITT

                           Gary E. Pruitt
                           Vice President - Finance and Treasurer
                           (Principal Financial and Accounting Officer)