Form 10-Q
period 1995-08-31
UNIVAR CORP
filed 1995-10-13
CIK 101929

UNITED STATES
                        SECURITIES & EXCHANGE
                              COMMISSION
                       WASHINGTON, D.C. 20549


                            FORM 10-Q
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended August 31, 1995

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
                   Telephone No. (206) 889-3400


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X   NO ____
On September 20, 1995 the Registrant had outstanding 21,671,939 shares (excluding treasury shares) of common stock of $0.33-1/3 par value, which is the Registrant's only class of common stock.



UNIVAR CORPORATION and Subsidiaries

INDEX TO FORM 10-Q

                                                             PAGE NO.

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
           August 31, 1995 and February 28, 1995                 3

           Consolidated Statements of Operations
           Three and Six Months Ended August 31, 1995 and 1994   4

          Condensed Consolidated Statements of Cash Flows
           Three and Six Months Ended August 31, 1995 and 1994   5
           Notes to Condensed Consolidated Financial Statements  6


     Item 2.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations           8



PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                  11

SIGNATURES                                                       12

UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) (See Notes)

(000's)                             August 31, 1995 February 28,
1995


 Assets
 Current Assets:
   Cash and cash equivalents           $14,636          $19,516
   Receivables - net                   290,515          243,899
   Inventories                         159,157          133,282
   Other current assets                 11,473           10,551
                                       -------          -------
       Total current assets            475,781          407,248

 Real Properties Held for Sale
    and Long Term Receivables           30,584           28,780
 Property, Plant and                   205,419          208,355
 Equipment - net
  Other Assets                          28,085           28,820
                                      --------        --------
                                      $739,869        $ 673,203
                                      ========        =========


 Liabilities and Shareholders' Equity
 Current Liabilities:
   Bank overdrafts                   $  23,641        $  19,584
   Notes payable                        46,847           36,284
   Current portion of long-                657            3,978
     term debt
   Accounts payable                    246,583          222,675
   Accrued liabilities                  57,252           48,119
                                      --------         -------
 Total current liabilities             374,980          330,640

 Long-term Debt                        131,039          122,086

 Other Long-term Liabilities            45,204           44,314





 Shareholders' Equity
   Common stock                          8,006            8,006
   Additional paid-in capital          107,862          107,725
   Retained earnings                    83,264           74,428
   Cumulative translation                   35           -4,909
       adjustment
   Treasury stock                      -10,521           -9,087
                                       -------          -------
    Total shareholders' equity         188,646          176,163
                                       -------         --------
                                      $739,869         $673,203
                                      ========         ========

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited) (See Notes)

                               Three Months Ended      Six Months Ended
                                   August 31,              August 31,
000's except per share data)      1995     1994         1995        1994

Sales                         $531,054  $496,821  $1,083,986  $1,000,155
Cost of Sales                  457,753   426,894     932,757     858,968
                               -------  --------  ----------   ---------
Gross Margin                    73,301    69,927     151,229     141,187
Gross Margin Percentage          13.8%     14.1%       14.0%       14.1%

Operating Expenses              63,169    62,720     124,795     123,772
Reengineering Costs                  -    33,289           -      36,756
                                ------   -------     -------      ------
Income (Loss) from Operations   10,132    -26,082     26,434     -19,341

Other Income (Expense):
Interest expense                -3,910    -2,974      -7,341      -5,915
Other income (loss)-net            960       -23       1,508          27
  Income (Loss) Before         -------  --------    --------     -------
  Taxes and Minority Interest    7,182   -29,079      20,601     -25,229

Provision for (Benefit of)
 Taxes on Income                 2,888   -10,307       8,538      -8,339
                               -------  --------      ------      ------
Income (Loss) before
  Minority Interest              4,294  - 18,772      12,063     -16,890

Minority Interest in
    Univar Europe                   -        322           -         707
                               -------  --------     -------      ------
Net Income (Loss)             $ 4,294   $-19,094     $12,063    $-17,597
                              =======  =========     =======    ========
Net Income (Loss) per Share     $0.20    $ -0.88       $0.56    $  -0.84
                              =======    =======       =====    ========
Dividends per Share             $0.08    $  0.08       $0.15    $   0.15
                              =======    =======       =====    ========
Weighted Average Number of
  Shares Outstanding           21,657     21,752      21,725      20,906
                               ======     ======      ======      ======


UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(See Notes)

                                      Three Months Ended      Six Months
                                      Ended August 31,        August 31,
(000's)                                  1995      1994     1995      1994
Cash Flows Provided (Used) by
  Operating Activities
     Net Income (Loss)                $ 4,294   $-19,094 $12,063  $-17,597

Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
     Depreciation and amortization 6,739 6,954 14,128 13,824 Non cash portion of reengineering
       accrual                              -     18,629       -    18,629
     Other - net                       -1,150      1,028  -1,344     2,553

Changes in assets and liabilities:
     Accounts receivable               18,070    20,728   -37,006   -29,935
     Inventories                       -2,053     5,081   -20,910    -5,943
     Accounts payable                 -47,784   -29,576    18,450    19,725
     Other current assets              -2,005    -1,984    -2,290    -1,697
     Other current liabilities          7,298     4,805     9,381     4,639
                                       ------   -------    ------    ------
Net Cash Provided (Used by)
  Operating Activities                -16,591     6,571    -7,528     4,198
                                       ------   -------    ------    ------
Cash Flows Used by Investing Activities:
     Proceeds from investments          1,398       305       149       626
     Additions to property, plant and
       equipment                       -2,364    -4,041    -6,871    -8,284
     Changes in other assets              427       -54       -28        44
                                       ------    ------    ------    ------
Net Cash Used by Investing Activities    -539    -3,790    -6,750    -7,614
                                       ------    ------    ------    ------
Cash Flows Provided (Used) by
   Financing Activities:
     Short-term borrowings, net        -1,656     7,526     6,770    12,762
     Common stock activity                175      -111       136    37,321
     Long-term debt incurred           27,217         -    27,217       393
     Reduction in long-term debt      -19,320    -9,828   -22,811   -38,268
     Payment of dividends                  43    -1,633    -3,227    -4,580
                                      -------    ------   -------   -------
Net Cash Provided (Used by) Financing
  Activities                            6,459    -4,046     8,085     7,592
                                       ------    ------    ------    ------
Effect of Exchange Rate
  Changes on Cash                        -116       675     1,313       800
                                       ------     -----     -----     -----

Net Cash Provided (Used)              -10,787      -590    -4,880     4,976

Cash and Equivalents at Beginning
   of Period                           25,423    21,096    19,516    15,530
                                       ------    ------    ------    ------
Cash and Equivalents at End of
   Period                             $14,636   $20,506   $14,636   $20,506
                                      =======   =======   =======   =======



UNIVAR CORPORATION and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   Basis of presentation

     The  accompanying unaudited condensed consolidated
     financial statements  were  prepared in accordance  with
     generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-
     Q.  While these  statements reflect   all  adjustments  (which
     consist  of  normal   recurring accruals) which are, in the
     opinion of management, necessary  to  a fair   presentation  of
     the  results  for  the   interim   periods presented,  they  do
     not  include  all  of  the  information   and disclosures
     required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report of the Registrant for the fiscal year ended February 28, 1995, and filed as Item 8 to Form 10-K, Commission File No. 1-5858.

     Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending February 28, 1996.


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

     During  the  first six months of fiscal 1995, the
     Corporation recorded  pretax  reengineering charges  of  $36.8
     million.  These charges   included  the  write-down  to  fair
     value   of   certain facilities,   facility  closure  costs,  the
     estimated effect of further work force reductions, and consultant fees. At the end of the second quarter of fiscal 1996, the remaining accrued liability for these costs, totaling $7.9 million, is shown as a current liability, however a portion of the cash outflows for the above actions initiated in fiscal 1995 will occur in fiscal 1996 and fiscal 1997.


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net  earnings  for  the second fiscal quarter were $4.3  million.
Last year, the loss for the second quarter, totaling $19.1 million, included after-tax reengineering costs of $20.6 million recognized in connection with the Corporation's program to reengineer its U.S. operations. Excluding these non-recurring costs, comparable income for the second quarter last year was $1.5 million.

For the first six months of this fiscal year, the Corporation reported net income of $12.1 million. Excluding after-tax reengineering costs totaling $22.8 million, earnings for the comparable period last year were $5.2 million.

Sales  for the second quarter were $531.1 million, an increase  of
6.9% over the second quarter last year. While sales in the U.S. decreased slightly, sales in foreign markets served by the
Corporation  continued to  demonstrate  very  strong  growth.
Reported  in  local  currencies, foreign  sales were up significantly.
In Canada, sales were  up  17.5%, reflecting   growth  in  both
industrial  and  agricultural  chemicals. European  sales,  which grew by 20.2%, include the benefit of an acquisition in Norway completed during the third quarter last year, and price increases for certain high volume chemicals. Reported in U.S. Dollars, Canadian sales increased by 19.1% and European sales increased by 30.5%, both aided by favorable currency exchange rates.
Sales  for  the  first six months this year increased by 8.4%, compared with the same period last year. In the U.S., sales were flat. Reported in constant dollars, Canadian sales increased 19.9%
and European  sales grew  by  20.7%. Reported in U.S. Dollars,
Canadian sales  increased  by 20.4%  and  European  sales  increased by 31.2%,  both  again  aided  by favorable currency exchange rates.
On a worldwide basis, gross margin percentage was 13.8% for the second quarter, down from 14.1% in the second quarter last year.
Higher volumes of  lower  margin  products, such as agricultural, bulk  and  commodity chemicals  contributed to the decrease in gross
margin percentage.   For the  first  six  months  this year, gross
margin percentage was 14.0%, compared with 14.1% for the first six months of the prior year.
Operating expenses for the second quarter this year were $63.2 million, an increase of less than 1% compared with the second quarter last year. In the U.S., operating expenses decreased, while in Canada and Europe, operating expenses increased, a direct result of the increase in sales volumes. As a percentage of sales, operating expenses dropped to 11.9%, compared with 12.6% in the second quarter last year. For the first six months this year, operating expenses also grew by less than 1% to $124.8 million, compared with $123.8 million last year. As a percentage of sales, operating expenses were 11.5%, down from 12.4% in the first six months last year. As a percentage of sales, operating expenses decreased in each of the Corporation's operations, worldwide.

The   Corporation   is  involved  in  certain  elective   and
required environmental programs. The following table shows additions to and expenditures charged against the Corporation's environmental accruals for the current and prior year comparable quarters and first six months:

                             Quarter ended     Six months ended
                                Aug. 31,        Aug. 31, (millions)
                            1995     1994      1995       1994
 Beginning balance         $17.4    $16.3     $17.0      $15.5
 Expense provisions          1.3      1.7       2.7        3.2
 Expenditures               -1.4     -1.1      -2.4       -1.8
                             ----    ----     -----      -----
 Ending balance            $17.3    $16.9     $17.3      $16.9
                           =====    =====     =====      =====

The Corporation provided for taxes for the quarter at an effective rate of 40.2% compared with a provision for tax benefits at an effective rate of 35.4 % for the second quarter last year. The effective tax rate for the Corporation varies from period to period primarily as a result of changes in the proportion of taxable income earned in
Canada where  the effective tax rate is 43.5%.  Additional factors
which had the effect of increasing  the   tax expense provision rate
while decreasing  the   tax benefit  rate  include  operating losses
and  goodwill  amortization  in certain  foreign  countries  for which
no  immediate  tax   benefit  is available.

Liquidity and Capital Resources

Working  capital  at the end of the second  quarter was $100.8
million, compared  with  $74.5  million at the prior  year-end.   Over
the  same period, the current ratio increased to 1.27:1 compared with
1.23:1.  The changes  in  working  capital and current ratios  are
due  in  part  to seasonal   fluctuations  in  working  capital
components   related to agricultural  sales  and to accruals related to the  U.S. reengineering efforts, which are classified as current liabilities.

During the second quarter and first six months of the current year, cash flows totaling $16.6 million and $7.5 million, respectively, were utilized by operating activities. During the same periods last year, cash was provided by operating activities totaling $6.6 million and $4.2 million. The utilization of cash flow for the second quarter of this year is consistent with the significant increase in agricultural sales and the seasonal pattern of these sales. The increase for the first six months reflects a combination of the non-recurring cash impact of last year's reengineering costs off-set by changes in components of working capital necessitated by the growth of sales in both Canada and Europe.

The Corporation has domestic and foreign short-term credit lines totaling $98.0 million, of which $51.2 million was available at
quarterend.   The Corporation also has access to funds up to $285
million under two medium-term revolving credit agreements, of which $175 million was available at quarter end. The Corporation believes its internally generated cash, together with its access to bank lines, will be adequate to fund planned capital expenditures and investments, and to support its working capital requirements.

Capital Expenditures

During the second quarter of this fiscal year, additions to property, plant, and equipment totaled $2.4 million, compared with $4.0 million for the prior year second quarter. For the first six months, additions to property, plant and equipment totaled $6.9 million compared with $8.3 million in the same period last year. Additions in the current year consisted primarily of normal replacement and upgrading of fixed assets and construction expenditures for refurbishing warehouse and office facilities. The Corporation utilized available cash and credit capacity to fund the capital expenditures.


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


UNIVAR CORPORATION



Date:     October 13, 1995     By:\     JAMES W. BERNARD
                                        ----------------
                                        James W. Bernard
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)



Date:     October 13, 1995     By:\     GARY E. PRUITT
                                        --------------
                                        Gary E. Pruitt
                                        Vice President - Finance and Treasurer
                                        (Principal Financial and
                                            Accounting Officer)