Form 10-Q
period 1995-11-30
UNIVAR CORP
filed 1996-01-11
CIK 101929

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended November 30, 1995

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

On January 4, 1996, the Registrant had outstanding 21,675,202 shares (excluding treasury shares) of common stock of $0.33-1/3 par value, which is the Registrant's only class of common stock.


UNIVAR CORPORATION and Subsidiaries

INDEX TO FORM 10-Q


                                                    PAGE NO.

PART I - FINANCIAL INFORMATION

     Item 1.       Financial Statements

           Condensed Consolidated Balance Sheets
           November 30, 1995 and February 28, 1995         3

           Consolidated Statements of Operations
           Three and Nine Months Ended November 30, 1995
           and 1994                                        4

           Condensed Consolidated Statements of Cash
           Flows
           Three and Nine Months Ended November 30, 1995
           and 1994                                        5

           Notes to Condensed Consolidated Financial
           Statements                                      6


     Item 2.Management's Discussion and Analysis of
           Financial Condition and Results of Operations   8



PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K        11


SIGNATURES                                                12


UNIVAR CORPORATION and Subsidiaries
Condensed  Consolidated Balance Sheets  (See Notes)

(000's)                   November 30, 1995     February 28, 1995
                                     (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents       $  18,009            $  19,516
  Receivables - net                 271,497              243,899
  Inventories                       156,039              133,282
  Other current assets               12,970               10,551
                                  ---------            ---------
      Total current assets          458,515              407,248

Real Properties Held for
Sale and Long Term                   30,681               28,780
  Receivables
Property, Plant and                 202,872              208,355
  Equipment - net
Other Assets                         26,699               28,820
                                  ---------             --------
                                   $718,767             $673,203
                                  =========            =========

Liabilities and
Shareholders' Equity
Current Liabilities:
  Bank overdrafts                  $ 18,192             $ 19,584
  Notes payable                      60,692               36,284
  Current portion of long-              657                3,978
  term debt
  Accounts payable                  226,345              222,675
  Accrued liabilities                53,819               48,119
                                  ---------            ---------
    Total current liabilities       359,705              330,640

Long-term Debt                      129,910              122,086

Other Long-term Liabilities          41,912               44,314


Shareholders' Equity
  Common stock                        8,006                8,006
  Additional paid-in capital        107,929              107,799
  Retained earnings                  81,676               74,428
  Cumulative translation                159               -4,909
    adjustment
  Treasury stock                    -10,507               -9,087
   Deferred stock                       -23                  -74
     compensation expense
                                   --------             --------
      Total shareholders'           187,240              176,163
      equity
                                   --------             --------

                                   $718,767             $673,203
                                   ========             ========

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited) (See Notes)


                               Three Months Ended    Nine Months Ended
                                  November 30,          November 30,
(000's except per share data)   1995       1994        1995        1994
                                ----       -----      -----        -----
Sales                          $479,756  $468,778   $1,563,743  $1,468,933
Cost of Sales                   412,443   399,814    1,345,200   1,258,782
                                -------   -------   ----------  ----------
Gross Margin                     67,313    68,964      218,543     210,151
Gross Margin Percentage           14.0%     14.7%        14.0%       14.3%

Operating Expenses               63,008    62,873      187,803     186,645
Reengineering Costs                 160       604          160      37,361
                                -------   -------      -------     -------
Income (Loss) from Operations    4,145      5,487       30,580     -13,855
                               -------    -------      -------     -------
Other Income (Expense):
Interest expense                -3,872     -3,293      -11,213      -9,207
Other income-net                   409        197        1,917         224
   Income (Loss) Before Taxes   ------     ------      -------      ------
    and Minority Interest          682      2,391       21,284     -22,838

Provision for (Benefit of)         654      1,560        9,193      -6,779
  Taxes on Income
                                ------     ------       ------      ------
Income (Loss) before Minority       28        831       12,091     -16,059
     Interest
                                ------     ------       ------     -------
Minority Interest in Univar          0       -104            0         604
     Europe
                                ------     ------       ------     -------
Net Income (Loss)                  $28      $ 935      $12,091    $-16,663
                                ======     ======      =======     =======
Net Income  (Loss) per Share     $0.00      $0.04        $0.56     $ -0.79
                                ======     ======      =======     =======
Dividends Paid per Share         $0.08     $ 0.08        $0.23      $ 0.23
                                ======     ======       ======     =======
Weighted Average Number of
Shares Outstanding              21,674     21,791       21,708      21,198
                                ======     ======       ======      ======

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (See Notes)


                                   Three Months Ended  Nine Months Ended
                                     November  30,       November  30,
(000's except per share data)        1995      1994       1995    1994
                                     ----      ----       ----    -----
Cash Flows Provided (Used) by
Operating Activities:
Net Income (Loss)                  $    28   $  935   $12,091 $-16,663
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Depreciation and amortization      7,230    7,003    21,358   20,827
   Non-cash portion of                   0        0         0   16,389
    reengineering costs
   Other - net                      -2,332   -4,348    -3,676   -1,794
Changes in assets and
liabilities:
   Accounts receivable              14,905   16,044   -22,101  -13,891
   Inventories                       1,580    1,071   -19,330   -4,872
   Accounts payable                -21,293    1,455    -2,843   21,180
   Other current assets, net          -342   -2,201    -2,632   -3,898
   Other current liabilities,net    -4,776   -4,446     4,605    2,433
                                    ------  -------  --------  -------
Net Cash Provided (Used) by         -5,000   15,513   -12,528  19,711
  Operating Activities
                                    ------   ------   -------  -------

Cash Flows Used by Investing
Activities:
   Proceeds from (acquisition          924  -33,339     1,073  -32,713
    of) investments
   Additions to property, plant     -6,734   -6,966   -13,605  -15,250
    and equipment
   Changes in other assets             182       25       154       69
                                    ------  -------    ------  -------

Net Cash Used by Investing          -5,628  -40,280   -12,378  -47,894
Activities
                                    ------  -------    ------  -------

Cash Flows Provided by Financing
   Activities:
   Short-term borrowings - net      13,958    4,595    20,728   17,321
   Common stock activity                53      194       189   37,515
   Long-term debt incurred          66,489   20,244    93,706   20,351
   Reduction in long-term debt     -64,632     -450   -87,443  -38,432
   Payment of dividends             -1,624        0    -4,851   -4,580
                                    ------   ------   -------  -------
Net Cash Provided by                14,244   24,583    22,329   32,175
   Financing Activities
                                    ------   ------   -------   ------
Effect of Exchange Rate Changes       -243       53     1,070      853
   on Cash
                                    ------   ------   -------   ------
Net Cash Provided (Used)             3,373     -131    -1,507    4,845

Cash and Equivalents at
  Beginning of Period              14,636    20,506    19,516   15,530
                                    ------  -------   -------  -------

Cash and Equivalents at End of     $18,009  $20,375   $18,009  $20,375
  Period                           ======   =======   =======  =======


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


     2.   LIFO inventory

           The LIFO method of pricing is used for approximately 62% of the Registrant's inventory. Because an actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time, interim financial results are based on estimated LIFO
     adjustments   and  are  subject  to  final  fiscal  year-end   LIFO
     inventory amounts.


     3.   Reengineering costs

            Beginning  in  the  third  quarter  of  fiscal   1994,   the
     Corporation began work on a strategic business transformation of the U.S. operating company. The project began with an analysis of all aspects of services provided, customer profitability, logistics network design, and information systems effectiveness. As a result of this effort, at the end of the third quarter of fiscal 1995, the Corporation announced its plans to reorganize the U.S. company, redesign its distribution network, develop a national procurement and materials management strategy, increase sales force efficiency, improve gross margins, and reduce the amount of capital required to conduct ongoing operations.


          During the first nine months of fiscal 1995, the Corporation recorded pretax reengineering charges of $37.4 million. These charges included the write-down to fair value of certain facilities, facility closure costs, the estimated effect of work force reductions, and consultant fees.

           During the third quarter this year, the Corporation revised its estimates of severance related to planned work force reductions. The cost of additional severance recognized in connection with organizational changes made during the current quarter was offset, in part, by reversal of work force reduction accruals established in fiscal 1995.

           At the end of the third quarter of fiscal 1996, the remaining accruals for facility closure costs, severance, and an unallocated facility valuation allowance totals $14.1 million.



        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organizational Change

During the third quarter Paul H. Hough was elected President and Chief Executive Officer of the Corporation, as well as President of Van Waters & Rogers Inc., the Corporation's U.S. subsidiary. Management has previously announced that its U.S. reengineering program was expected, absent unforeseen economic or other circumstances, to result in a pre-tax improvement in income from operations at an annual run rate of $30 million by the end of the Corporation's 1997 fiscal year. In light of the changes in officers, the timetable for realizing the benefits from the reengineering program is being re-evaluated.

Results of Operations

Net earnings for the third fiscal quarter were $28,000. Last year, income for the third quarter totaled $935,000. The essentially break-even results for the quarter resulted from a lack of adequate sales volume and increased transportation costs in the Corporation's U.S. operations, affecting gross margins in that business unit.

For the first nine months of this fiscal year, the Corporation reported net income of $12.1 million. Excluding after-tax reengineering costs totaling $23.2 million, earnings for the similar period last year were $6.5 million.

Sales for the third quarter were $479.8 million, an increase of 2.3% over the third quarter last year. Sales in the U.S. decreased by less than one percent, while sales in foreign markets served by the Corporation continued to demonstrate growth. Reported in local currencies, foreign sales were up 9.5% in Europe and up 1.4% in Canada. When measured in U.S. dollars, European sales increased 14.9% and Canadian sales increased 2.2%, due to favorable currency exchange rates.

Sales for the first nine months this year increased by 6.5%, compared with the same period last year. In the U.S., sales were flat. Reported in constant dollars, European sales grew by 17.0%, while Canadian sales increased 14.8%. When measured in U.S. dollars, European sales increased by 25.6%, and Canadian sales increased by 15.3%, both benefiting from favorable currency exchange rates.

On a worldwide basis, gross margin percentage was 14.0% for the third quarter, down from 14.7% in the third quarter last year. A drop in margin percentage in the U.S. more than offset margin percentage increases in both Europe and Canada. Higher volumes of lower margin products, such as bulk and commodity chemicals, contributed to the decrease in gross margin percentage. For the first nine months this year, gross margin percentage was 14.0%, compared with 14.3% for the first nine months of the prior year.

Operating expenses for the third quarter this year were $63.0 million, an increase of less than 1% compared with the third quarter last year. In the U.S., operating expenses decreased, while in Canada and Europe, operating expenses increased, in part as a result of the increase in related sales volumes, and in part to changes in currency exchange rates. As a percentage of sales, operating expenses dropped to 13.1%, down from 13.4% in the third quarter last year.

As a percentage of sales, operating expense for the first nine months of this year dropped to 12.0%, down from 12.7% in the first nine months last year. Operating expenses, as a percentage of sales, decreased in each of the Corporation's operations, worldwide.

The   Corporation   is  involved  in  certain  elective   and   required
environmental programs. The following table shows additions to and expenditures charged against the Corporation's environmental accruals for the current and prior year comparable quarters and first nine months:

                       Quarter ended  Nine months ended
                           Nov. 30,        Nov. 30,
      (millions)       1995      1994    1995    1994
                       ----      ----   -----    ----

     Beginning         $17.3    $16.9   $17.0    $15.5
     balance

     Expense             1.1      1.7     3.8      4.8
     provisions

     Expenditures       -1.6     -1.1    -4.0     -2.8
                        ----     ----    ----     ----
     Ending balance    $16.8    $17.5   $16.8    $17.5
                       =====    =====   =====   =====

The disproportionate effective tax rate for the quarter resulted from losses incurred in the U.S. where a tax benefit was provided at rates which are lower compared with the tax provision rates in Canada and Europe. Additional factors which had the effect of increasing the tax expense provision rate while decreasing the tax benefit rate include operating losses and goodwill amortization in certain foreign countries for which no immediate tax benefit is available.

Liquidity and Capital Resources

Working capital at the end of the third quarter was $98.8 million, compared with $74.5 million at the prior year-end. Over the same period, the current ratio increased to 1.27:1 compared with 1.23:1. The changes in working capital and current ratios are due in part to seasonal fluctuations in working capital components related to agricultural sales and to increased short term borrowings, which support higher inventory levels.

During the third quarter and first nine months of the current year, cash totaling $5.0 million and $12.5 million, respectively, was utilized by operating activities. During the same periods last year, cash was provided by operating activities totaling $15.5 million and $19.7 million.

The utilization of cash for the third quarter of this year is consistent with the seasonal fluctuation of working capital related to agricultural sales. Cash utilization for the first nine months reflects a combination of the non-recurring cash impact of last year's reengineering costs, changes in components of working capital necessitated by the growth of sales in both Canada and Europe, and increased inventory in the U.S.

The Corporation has domestic and foreign short-term credit lines totaling $98.2 million, of which $37.5 million was available at quarter-end. The Corporation also has access to funds up to $285 million under two medium-term revolving credit agreements, of which $173 million was available at quarter end. The Corporation believes its internally generated cash, together with its access to bank lines, will be adequate to fund planned capital expenditures and investments, and to support its working capital requirements.

Capital Expenditures

During the third quarter of this fiscal year, additions to property, plant, and equipment totaled $6.7 million, compared with $7.0 million for the prior year third quarter. For the first nine months, additions to property, plant and equipment totaled $13.6 million compared with $15.3 million in the same period last year. Additions in the current year consisted primarily of normal replacement and upgrading of fixed assets and construction expenditures for refurbishing warehouse and office facilities. The Corporation utilized available cash and credit capacity to fund the capital expenditures.

Part II.     OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

A.   Exhibit
     Number    Description

     10.29     Separation agreement with James P. Alampi

     10.30     Separation agreement with James W. Bernard


B.   Reports on Form 8-K

Form  8-K, filed on November 1, 1995, announced the appointment of  Paul
H. Hough as president and chief executive officer of the registrant, replacing James W. Bernard.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.


UNIVAR CORPORATION

Date:           January 10, 1996       By:  /s/   PAUL H. HOUGH
                                            Paul H. Hough
                                            President and Chief
                                            Executive Officer

Date:           January 10, 1996       By:  /s/  GARY E. PRUITT
                                            Gary E. Pruitt
                                            Chief  Financial Officer
                         (Principal Financial and Accounting Officer)


Exhibit 10.29

                         SEPARATION AGREEMENT

      This Separation Agreement ("Agreement") is entered into by and between James P. Alampi, a Washington resident ("Alampi"), Van Waters & Rogers Inc., a Washington corporation (the "Company"), and Univar Corporation, a Delaware corporation ("Univar"), to set forth the parties' understanding regarding Alampi's resignation from and termination of employment with the Company.

                                    2
                                RECITALS

      Whereas, Alampi has served the Company in various capacities, most recently as President; and

     Whereas, the Company is a wholly-owned subsidiary of Univar, and

     Whereas, Alampi tendered his resignation as an officer and director of the Company and an officer of Univar effective October 26, 1995, which was accepted by the Board of Directors of Univar Corporation on said date, and Alampi was relieved of all duties effective said date; and

     Whereas, Alampi and Univar Corporation are parties to an employment agreement dated November 16, 1990; and

      Whereas, Alampi and Univar are parties to an Agreement dated March 2, 1992 ("Change of Control Agreement"), which sets forth various rights of Alampi that arise upon a "Change of Control" of Univar as said term is defined in the Agreement; and

      Whereas, the parties mutually agree their joint interests will be furthered by an amicable parting,

     Now, therefore, the parties agree as follows:

                                COVENANTS

      1. The Company shall continue Alampi in its employ, on paid leave of absence, through and including December 30, 1995 ("paid employment"), during which time he shall continue to be compensated in accordance with the Company's standard payroll practices at his current gross rate of pay of $ 24,071.67 per month. During the period of paid employment, Alampi shall continue to be provided an auto allowance ($1,437 per month), health care coverage, and life and disability insurance, shall remain eligible to participate in the UNI$AVER 401(K) plan and the Univar Stock Purchase Plan, shall continue to accrue vacation, and shall continue to accrue service credit under the Univar Pension Plan, all on the identical terms as were in effect on October 25, 1995. Univar sponsored personal automobile insurance shall remain in effect through Alampi's paid employment. Sums paid Alampi pursuant to this paragraph are subject to all applicable lawfully required withholdings, and Alampi shall have full responsibility for his personal tax obligations. Eligible earnings received by Alampi through December 30, 1995 shall be included in calculating his pension benefit, and amounts received by Alampi after December 30, 1995 do not qualify as eligible earnings.

      2. a. Alampi shall be removed from the payroll and his employment shall terminate effective December 30, 1995 ("Date of Termination"). On the following regular pay day he shall be paid for his accrued vacation the sum of $23,457, less lawfully required withholdings. As severance, Alampi shall receive the gross amount of $252,124, less lawfully required withholdings (representing his final annual salary pro rated for the period December 31, 1995 through October 25, 1996, plus a monthly auto allowance of $1,437 for the months January through October, 1996). Such amount shall be paid in equal monthly installments of $25,212.40 on the fifth business day of each month for the period January through and including October, 1996. Said installments shall be paid by the Company, with payment guarantied by Univar.

           b. Alampi shall be eligible to participate in the Management Annual Incentive Plan ("MIP") for Fiscal Year 1996, with an annual target bonus of $151,738. If a MIP bonus is earned based on Company performance as provided in the Plan, Alampi will receive the amount of MIP actually earned, with an employee performance multiplier of one, with any payout subject to lawfully required withholdings; provided, the Company is not guaranteeing or representing that a MIP bonus will be payable under the terms of the Plan.

      3. During the period December 31, 1995 through October 25, 1996 ("severance period"), or until such sooner time as Alampi becomes eligible for coverage under any other employer's health care plan, the Company will pay Alampi's COBRA cost for continuation of medical and dental benefits, if he elects coverage, for him and such of his family members as were covered by the Company's health care plan on October 25, 1995. Alampi agrees to provide notice to the Company at such time as he becomes covered by any other employer's health care plan.

     4. a. Effective December 30, 1995, Alampi shall be deemed fully vested in the 3348 shares of Univar Corporation common stock granted by the June 21, 1991 Restricted Stock Award. Alampi shall have the option of satisfying his withholding tax obligations on said stock grant by having the amount of required withholding tax deducted from the severance allowance referenced in paragraph 2 above, or by surrender of shares in an amount necessary to satisfy the withholding obligation.

          b. Effective December 30, 1995, Alampi shall be deemed fully vested in the 3348 Non- Qualified Options to purchase shares of Univar Corporation common stock, which options were granted on June 21, 1991, at an option price of $13.875. Said stock options must be exercised within ninety (90) days after the Date of Termination, or they will lapse and be forfeited.

          c. Under the Non-Qualified Options granted under the 1992 Long Term Incentive Plan ("LTIP"), Alampi's separation shall be deemed an involuntary termination without cause, and the options shall vest on the terms set forth in the Plan, which are summarized as follows (in the event of any inconsistency between this summary and the Plan, the Plan shall govern):

          (i)  Fixed Vesting Without Deferred Cash Incentive ("DCI"):
Starting on the first anniversary of the Date of Termination, and continuing on each of the four succeeding anniversaries of the Date of Termination, twenty percent (20%) of each of Alampi's grants, as set forth in subparagraph 4 (c.)(iii), shall be vested and eligible for exercise. Upon that vesting, the LTIP options may be exercised by Alampi, but the Company will not provide any DCI (as defined in the LTIP).

          (ii) Accelerated Vesting With DCI: At the end of each three year Performance Cycle, as defined in the LTIP, commencing with the Performance Cycle for the period ending February 29, 1996 and ending at the end of the Performance Cycle that immediately precedes the termination date of each individual LTIP grant, the Company will determine how many of the options would then be eligible for accelerated vesting in accordance with the LTIP. If any of the above referenced LTIP options are eligible for accelerated vesting, then they will vest and have the DCI attached to them, even if they may have previously become vested in accordance with paragraph 4(c.)(i) above. Upon such accelerated vesting, Alampi will then be obliged to exercise the LTIP options in accordance with the LTIP.

          (iii) Alampi's outstanding stock options under the LTIP are as follows:

 GRANT DATE  TERMINATION DATE      NO. OF SHARES    PER SHARE PRICE
  3/02/92         6/02/02              7900             $12.75
  3/01/93         6/01/03             11,899            $10.625
  3/01/94         6/01/04             14,225            $11.25
  3/01/95         6/01/05             13,187            $12.50

      5. Alampi will be provided executive outplacement services at Company expense from an outplacement firm of his choice located in the greater Seattle area, provided that the cost to the Company shall not exceed $25,000, and payment by the Company shall be made directly to the service provider after receipt of its invoice.

      6. Except as expressly provided herein, Alampi's entitlements to accrued benefits under the UNI$AVER plan, the Univar Pension Plan, the Univar Supplemental Benefits Plan, and the Univar Stock Purchase Plan shall be governed by the terms of the corresponding plan documents as applicable to terminations of employment. Specifically, Alampi will receive a total pension benefit equivalent to that which he would receive computed under the formula established by the Univar Pension Plan and Univar Supplemental Benefits Plan based on his original service date of December 1, 1978, with credited service through December 30, 1995 (`adjusted pension benefit"). From the adjusted pension benefit will be deducted the sum of $1,927.89, representing the monthly benefit payable to him under the VWR Corporation Pension Plan, which is payable to Alampi from said Plan and not from the Univar Pension Plan, the Univar Supplemental Benefits Plan, from Univar, nor from Van Waters & Rogers Inc. As to the balance of the total benefit payable to Alampi (adjusted pension benefit less $1927.89), to the extent the amount payable to Alampi under the Univar Pension Plan and Univar Supplemental Benefits Plan, based on his actual credited service date of July 30, 1990, is less than the adjusted pension benefit, such difference will be paid from corporate assets of Van Waters & Rogers Inc. Univar represents that the Triggered Rabbi Trust applicable to the Univar Supplemental Benefits Plan in the event of a change of control, as that term is defined in said document, is applicable to vested benefits of former employees of Univar entitled to benefits under The Univar Supplemental Benefits Plan.

      7. Neither the Company, Univar, its subsidiary and affiliated companies, nor their respective directors, officers, employees, attorneys, or agents are advising Alampi with respect to the income tax consequences of compensation and benefits conveyed pursuant to this Separation Agreement, and Alampi agrees that he is responsible for all applicable taxes based on his receipt of such compensation and benefits.

      8. Alampi further agrees that he shall not at any time make or cause to be made negative, disparaging or defamatory statements, written or oral, about the Company, Univar, or their respective officers, directors, or employees. The Company and Univar agree that they shall not at any time make or cause to be made negative, disparaging or defamatory statements, written or oral, about Alampi, and will inform their respective officers and directors of this commitment.

      9. By entering into this Agreement, the Company, Univar, its subsidiary and affiliated companies, and their respective directors, officers, employees, attorneys, and agents neither acknowledge nor admit any wrongdoing or liability to Alampi for any claims, and to the contrary expressly deny any wrongdoing or liability by the Company, Univar, its subsidiary and affiliated companies, and their respective directors, officers, employees, attorneys and agents.

     10. As consideration for the obligations undertaken by the Company and Univar pursuant to this Agreement, Alampi, on behalf of himself and his heirs, administrators, representatives, executors and assigns, hereby releases the Company, Univar, their subsidiary and affiliated companies, their successors, predecessors, and all their respective officers, directors, stockholders, employees, attorneys, agents and persons acting by, through, under or in concert with any of them, from any and all claims, causes of action, suits, demands, debts, expenses, liabilities, obligations, agreements, controversies, damages, costs, and/or attorney's fees, known or unknown, arising from or relating to his employment and the termination of the employment relationship. This release includes, without limitation, any and all rights and age discrimination claims Alampi may have under the federal Age Discrimination in Employment Act of 1967 (29 USC 621, et seq.), Title VII of the Civil Rights Act (42 USC 2000e, et seq.), and any and all state or local anti-discrimination laws. This waiver and release shall not apply to claims arising after Alampi's execution of this Agreement. Alampi represents that there are, as of the date this Agreement is executed by him, no claims, charges, complaints, or legal proceedings pending against the Company or Univar Corporation that have been brought by him or on his behalf.

     11.  Alampi  specifically agrees as follows:

                     A. Alampi is knowingly and voluntarily entering into this Agreement;

                     B. Alampi acknowledges that the Company and Univar are providing him benefits and compensation, to which the Company and Univar maintain he would not otherwise be entitled, as part of the consideration for Alampi's entering into this Agreement;

                     C. Alampi is hereby advised by this Agreement to consult with an attorney prior to executing this Agreement;

                     D. Alampi understands that he has a period of twenty-one (21) days from the date he is provided a copy of this Agreement in which to consider and sign the Agreement (during which the offer will remain open), and that he has an additional seven (7) days after signing this Agreement within which to revoke his acceptance of the Agreement; and

                    E. If during the twenty-one (21) day waiting period Alampi should elect not to sign this Agreement, or during the seven (7) day revocation period Alampi should revoke acceptance of the Agreement, then this Agreement shall be void.

      12. Alampi agrees that all trade secrets of the Company, Univar, and their subsidiary and affiliated companies that he has acquired in his capacity as an officer, director, employee or consultant of the Company and/or officer or consultant of Univar will be held by him in confidence and shall not be disclosed to any other person or entity except to the extent compelled by legal process. Alampi further agrees the fact of and terms of this Agreement shall be confidential and not disclosed to any other person or entity other than his legal counsel, tax advisors, and his spouse and her attorney, except to the extent compelled by legal process.

     13. Alampi shall execute simultaneously with the execution of this Agreement a Noncompetition Agreement identical to that attached as Exhibit A, and incorporated herein by reference. Alampi agrees not to seek or accept re-employment with the Company, nor with any parent, subsidiary or affiliated company with common ownership, unless requested by a resolution from the Board of Directors of Univar.

      14. Alampi agrees that in the event his assistance is required or requested in connection with any litigation or legal proceeding involving the Company or Univar Corporation, he shall make himself available at reasonable times and upon reasonable notice and cooperate fully in providing any lawful assistance that may be needed. If such need arises after October 25, 1996, Alampi shall be compensated for his time in such event at a daily rate of compensation equal to his final daily pay rate of $1,110.00, and the Company shall reimburse Alampi for his reasonable out of pocket business expenses.

      15. Alampi shall return to the Company any and all of its, and/or Univar's property, in his possession or control, including without limitation all Univar and Company reports, memoranda, spreadsheets, projections, budgets, customer lists, contracts, quotes, correspondence, and all other documentation, including electronically stored data, together with all personal property of the Company and Univar including but not limited to keys, computers, computer equipment, telephones, and electronic or office equipment. All such property shall be returned no later than five business days after execution of this Agreement by Alampi. The Company acknowledges Alampi has returned previously the laptop computer, keys, key card, and credit card assigned to him. Additionally, within fifteen days after the execution of this Agreement Alampi shall take all steps necessary to sell the membership at Inglewood Country Club, the initiation fee for which was paid by the Company. The membership shall be offered at a price agreed to in advance by the Company; Alampi shall pay to the Company the net proceeds of the sale within three business days after his receipt of the same. The Company shall pay only the monthly membership fee until the sale is consummated.

      16. In consideration of the obligations undertaken by Univar and the Company pursuant to this Agreement, effective October 26, 1995, Alampi hereby releases Univar from obligations under and waives all rights arising from the Change of Control Agreement.

      17. The parties agree that in the event of a breach by Alampi of the obligations he has undertaken hereunder and under the incorporated Noncompetition Agreement, damages would be difficult or impossible to calculate, and the parties therefore agree that in the event of a proven breach by Alampi the Company shall be awarded liquidated damages in the amount of $252,124.

      18. This Separation Agreement and the incorporated Noncompetition Agreement set forth the full understanding and agreement of the parties and supersede any and all other understandings or agreements, written or oral, including without limitation the Agreement between Univar Corporation and Alampi dated November 16, 1990. This Agreement cannot be amended or modified except in writing signed by the parties hereto and no oral modification of this provision shall be given effect.

      19. This Agreement shall be governed by Washington law. Any dispute arising from or relating to this Agreement shall be resolved exclusively through arbitration conducted in King County, Washington under the auspices and rules of the American Arbitration Association, or such other private dispute resolution mechanism as the parties may mutually agree upon in writing. In any such proceeding, the prevailing party shall be awarded its reasonable attorney's fees and costs, in addition to any damages that may be awarded. This provision shall not preclude the Company, Univar, nor their successors from commencing legal proceedings in a court of competent jurisdiction to seek injunctive and all other available relief in the event of a claimed breach of the Noncompetition Agreement incorporated herein.

Van Waters & Rogers Inc.                James P. Alampi
/s/ Drew MacAfee      1/9/96            /s/ James P. Alampi   12/28/95
By: Drew MacAfee       Date             By: James P. Alampi      Date
     Vice President,
     Human Resources

Univar Corporation

/s/ James Wiborg       12/29/95
By:  James Wiborg       Date
     Chairman, Board of Directors
     of Univar Corporation


Exhibit 10.30

                         SEPARATION AGREEMENT

      This Separation Agreement ("Agreement") is entered into by and between James W. Bernard, a Washington resident ("Bernard"), and Univar Corporation, a Delaware Corporation ("Univar" or the "Company"), to set forth the parties' understanding regarding Bernard's resignation from and termination of employment with the Company.

                                RECITALS

     Whereas, Bernard has served the Company in various capacities, most recently as President and Chief Executive Officer; and

      Whereas, Bernard tendered his resignation as an officer of Univar effective October 26, 1995, which was accepted by the Board of Directors of Univar on said date, and Bernard was relieved of all duties effective said date; and

     Whereas, Bernard and Univar are parties to an Agreement dated March 2, 1992 ("Change of Control Agreement"), which sets forth various rights of Bernard that arise upon a "Change of Control" of Univar as said term is defined in the Agreement; and

      Whereas, the parties mutually agree their joint interests will be furthered by an amicable parting,

     Now, therefore, the parties agree as follows:

                                COVENANTS

      1. As severance, Bernard shall receive the gross amount of $500,844, less lawfully required withholdings (representing his annual salary and annualized auto allowance). Such amount shall be paid in twelve equal monthly installments of $41,737, on the fifth business day of each month, for the period November, 1995 through and including October, 1996. Any installment that would be due prior to expiration of the revocation period referenced herein shall be paid within five business days after expiration of said period. Eligible earnings received by Bernard through October 26, 1995 ("Date of Termination") shall be included in calculating his pension benefit, and amounts received by Bernard after his Date of Termination do not qualify as eligible earnings. Bernard shall also be paid the sum of $96,490, less lawfully required withholdings, for accrued vacation; said amount shall be paid at the time of payment of the first monthly installment referenced above. Univar sponsored personal automobile insurance shall remain in effect through November 30, 1995.

      2. Bernard shall be eligible to participate in the Management Annual Incentive Plan ("MIP") for Fiscal Year 1996, with an annual target bonus of $230,788. If a MIP is earned based on Company performance as provided in the Plan, Bernard will receive the amount of MIP actually earned, with an employee performance multiplier of one, with any payout subject to lawfully required withholdings; provided, the Company is not guaranteeing or representing that an MIP bonus will be payable under the terms of the Plan.
      3. During the period October 26, 1995 through October 25, 1996 (the "severance period"), or until such sooner time as Bernard becomes eligible for coverage under any other employer's health care plan or elects early retirement and becomes eligible for the Company's Retiree Medical Plan, the Company will pay Bernard's COBRA cost for continuation of medical and dental benefits, if he elects coverage, for him and such of his family members as were covered by the Company's health care plan on October 25, 1995. Bernard agrees to provide the Company notice if he becomes covered by another employer's health care plan.

     4. a. Effective five business days following expiration of the rescission period provided for herein, Bernard shall be deemed fully vested in the 802 Non- Qualified Options to purchase shares of Univar Corporation common stock, which options were granted on April 9, 1990, at an option price of $11.20. Said stock options and all other vested options granted under the 1986 LTI Stock Plan must be exercised within ninety (90) days after the Date of Termination, or they will lapse and be forfeited.

          b. Under the Non-Qualified Options granted under the 1992 Long Term Incentive Plan ("LTIP") Bernard's separation shall be deemed an involuntary termination without cause, and the options shall vest on the terms set forth in the Plan, which are summarized as follows (in the event of any inconsistency between this summary and the Plan, the Plan shall govern):

          (i)  Fixed Vesting Without Deferred Cash Incentive ("DCI"):
Starting on the first anniversary of the Date of Termination, and continuing on each of the four succeeding anniversaries of the Date of Termination, twenty percent (20%) of each of Bernard's grants, as set forth in subparagraph 4 (b.)(iii), shall be vested and eligible for exercise. Upon that vesting, the LTIP options may be exercised by Bernard, but the Company will not provide any DCI (as defined in the LTIP).

          (ii) Accelerated Vesting With DCI: At the end of each three year Performance Cycle, as defined in the LTIP, commencing with the Performance Cycle for the period ending February 29, 1996 and ending at the end of the Performance Cycle that immediately precedes the termination date of each individual LTIP grant, the Company will determine how many of the options would then be eligible for accelerated vesting in accordance with the LTIP. If any of the above-referenced LTIP options are eligible for accelerated vesting, then they will vest and have the DCI attached to them, even if they may have previously become vested in accordance with paragraph 4(b.)(i) above. Upon such accelerated vesting, Bernard will then be obliged to exercise the LTIP options in accordance with the LTIP.

          (iii) Bernard's outstanding stock options under the LTIP are as follows:

 GRANT DATE  TERMINATION DATE      NO. OF SHARES    PER SHARE PRICE
  3/02/92         6/02/02             15,790            $12.75
  3/01/93         6/01/03             19,302            $10.625
  3/01/94         6/01/04             21,636            $11.25
  3/01/95         6/01/05             20,057            $12.50


      5. Should Bernard elect to take early retirement and begin receiving pension benefits under the Univar Pension Plan and the Univar Supplemental Benefits Plan prior to the time he reaches age 62, the Company shall pay Bernard monthly an amount equal to the difference between his monthly pension benefits under the referenced Plans and the amount of monthly benefits he would receive under said Plans if he retired at age 62, with his present number of years of credited service ("age 62 equivalent differential"). The age 62 equivalent differential shall be paid from general assets of the Company and not from either of the referenced Plans, shall be paid at the same time as monthly benefits are paid pursuant to the referenced Plans, and shall be paid for so long as monthly benefits are paid pursuant to said Plans. If Bernard should elect to begin receiving pension benefits after age 62, his actual age at the time he elects to begin receiving pension benefits shall be used for pension calculation purposes and no age 62 equivalent differential will be paid.

      6. Except as expressly provided herein, Bernard's entitlements to accrued benefits under the UNI$AVER plan, the Univar Pension Plan, The Univar Supplemental Benefits Plan, and the Univar Stock Purchase Plan shall be governed by the terms of the corresponding plan documents as applicable to terminations of employment. Univar represents that the Triggered Rabbi Trust applicable to the Univar Supplemental Benefits Plan in the event of a change of control, as that term is defined in said document, is applicable to vested benefits of former employees of Univar entitled to benefits under The Univar Supplemental Benefits Plan.

      7. Bernard shall continue to act in his capacity as a member of the Board of Directors of Univar for the balance of his current elected term, and for any subsequent term(s) for which he shall be so elected, and shall be compensated for such service on the same basis as other non-employee members of the Board.

      8. Neither the Company, its subsidiaries or affiliates, nor their respective officers, employees, agents or directors are advising Bernard with respect to the income tax consequences of compensation and benefits conveyed pursuant to this Separation Agreement, and Bernard agrees that he is responsible for all applicable taxes based on his receipt of such compensation and benefits.

      9. By entering into this Agreement, the Company, its subsidiaries and affiliates and their respective directors, officers, employees, attorneys, and agents neither acknowledge nor admit any wrongdoing or liability to Bernard for any claims, and to the contrary expressly deny any wrongdoing or liability by the Company, its subsidiaries and affiliated corporations, and their respective directors, officers, employees, attorneys and agents.

      10. As consideration for the obligations undertaken by the Company pursuant to this Agreement, Bernard, on behalf of himself and his heirs, administrators, representatives, executors and assigns, hereby releases Univar, all subsidiary and affiliated companies, their successors, predecessors, and all their respective officers, directors, stockholders, employees, attorneys, agents and persons acting by, through, under or in concert with any of them, from any and all claims, causes of action, charges, suits, demands, debts, expenses, liabilities, obligations, agreements, controversies, damages, costs, and/or attorney's fees, known or unknown, arising from or relating to his employment and the termination of the employment relationship. This release includes, without limitation, any and all rights and age discrimination claims Bernard may have under the federal Age Discrimination in Employment Act of 1967 (29 USC 621, et

seq.), Title VII of the Civil Rights Act (42 USC 2000e, et seq.), and any and all state or local anti-discrimination laws. This waiver and release shall not apply to claims arising after Bernard's execution of this Agreement. Bernard represents that there are, as of the date this Agreement is executed by him, no claims, charges, complaints, or legal proceedings pending against Univar or any of its subsidiary or affiliated companies that have been brought by him or on his behalf.

     11.  Bernard  specifically agrees as follows:

                     A. Bernard is knowingly and voluntarily entering into this Agreement;

                      B. Bernard acknowledges that the Company is providing him benefits and compensation, to which the Company maintains he would not otherwise be entitled, as part of the consideration for Bernard's entering into this Agreement;

                     C. Bernard is hereby advised by this Agreement to consult with an attorney prior to executing this Agreement;

                     D. Bernard understands that he has a period of twenty-one (21) days from the date he is provided a copy of this Agreement in which to consider and sign the Agreement (during which the offer will remain open), and that he has an additional seven (7) days after signing this Agreement within which to revoke his acceptance of the Agreement; and

                    E. If during the twenty-one (21) day waiting period Bernard should elect not to sign this Agreement, or during the seven (7) day revocation period Bernard should revoke acceptance of the Agreement, then this Agreement shall be void.

      12. Bernard agrees that all trade secrets of the Company, and its subsidiary and affiliated companies, he has acquired in his capacity as an employee of the Company will be held by him in confidence and shall not be disclosed to any other person or entity except to the extent compelled by legal process. Bernard further agrees the fact of and terms of this Agreement shall be confidential and not disclosed to any other person or entity other than his legal counsel and tax advisors, except to the extent compelled by legal process.

      13. Bernard shall execute simultaneously with the execution of this Agreement a Noncompetition Agreement identical to that attached as Exhibit A, and incorporated herein by reference. Bernard agrees not to seek or accept re-employment with the Company, nor with any successor, parent, subsidiary or affiliated company with common ownership, unless requested by a resolution from the Board of Directors of Univar or its successor. Bernard further agrees that he shall not at any time make or cause to be made negative, disparaging or defamatory statements, written or oral, about Univar Corporation, its subsidiary or affiliated companies, or their respective officers, directors, or employees. The Company and Univar agree that they shall not at any time make or cause to be made negative, disparaging or defamatory statements, written or oral, about Bernard, and will inform their respective officers and directors of this commitment.

     14. Bernard agrees that in the event his assistance is required or requested in connection with any litigation or legal proceeding involving Univar or any of its subsidiary or affiliated companies (other than in his capacity as member of the Board of Directors), he shall make himself available at reasonable times and upon reasonable notice and cooperate fully in providing any lawful assistance that may be needed. If such need arises after October 25, 1996, and other than in Bernard's capacity as a Director, Bernard shall be compensated for his time in such event at a daily rate of compensation equal to his final daily pay rate of $1860, and the Company shall reimburse Bernard for his reasonable out of pocket business expenses.

     15. With the exception of materials required by Bernard to fulfill his ongoing obligations as a member of Univar's Board of Directors, Bernard shall return to the Company any and all of its property in his possession, including without limitation all Company (including subsidiaries') reports, memoranda, spreadsheets, projections, budgets, customer lists, contracts, quotes, correspondence, and all other documentation, including electronically stored data, together with all personal property of the Company including but not limited to keys, computers, computer equipment, telephones, and electronic or office equipment. All such property shall be returned no later than five business days after execution of this Agreement by Bernard. Bernard shall be entitled to retain the mobile telephone in his automobile.

      16. In consideration of the obligations undertaken by Univar pursuant to this Agreement, effective October 26, 1995, Bernard hereby releases Univar from obligations under and waives all rights arising from the Change of Control Agreement.

      17. The parties agree that in the event of a breach by Bernard of the obligations he has undertaken hereunder and under the Noncompetition Agreement incorporated herein, damages would be difficult or impossible to calculate, and the parties therefore agree that in the event of a proven breach by Bernard the Company shall be awarded liquidated damages in the amount of $500,844.

      18. This Separation Agreement and the incorporated Noncompetition Agreement set forth the full understanding and agreement of the parties and supersede any and all other understandings or agreements, written or oral. This Agreement cannot be amended or modified except in writing signed by the parties hereto and no oral modification of this provision shall be given effect.

      19. This Agreement shall be governed by Washington law. Any dispute arising from or relating to this Agreement shall be resolved exclusively through arbitration conducted in King County, Washington under the auspices and rules of the American Arbitration Association, or such other private dispute resolution mechanism as the parties may mutually agree upon in writing. In any such proceeding, the prevailing party shall be awarded its reasonable attorney's fees and costs, in addition to any damages that may be awarded. This provision shall not preclude the Company from commencing legal proceedings in a court of competent jurisdiction to seek injunctive and all other available relief in the event of a claimed breach of the Noncompetition Agreement incorporated herein.


Univar Corporation                      James W. Bernard


/s/ James Wiborg  12/29/95            /s/ James W.Bernard   12/22/95

By: James Wiborg    Date              By: James W. Bernard    Date
     Chairman, Board of Directors
      of Univar Corporation