Form 10-K
period 1996-02-29
UNIVAR CORP
filed 1996-05-17
CIK 101929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO ____

                          COMMISSION FILE NUMBER 1-5858

                               UNIVAR CORPORATION

         A Washington                                         I.R.S. Employer
         Corporation                                          No. 91-0816142

                               6100 Carillon Point
                           Kirkland, Washington 98033
                          Telephone No. (206) 889-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                 ON WHICH REGISTERED
  -------------------                                ----------------------

Common Stock, No Par Value                          New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant at May 9, 1996 was approximately $123,719,000. As of such date, 21,681,447 shares of the registrant's no par common stock, which is the registrant's only class of common stock, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Item 10 - Directors Only, and Items 11, 12 and 13 of Part III)

PART  I

ITEM 1.      BUSINESS

The Company

Univar Corporation (Univar, the Registrant, or the Corporation) was incorporated in October, 1995. As of February 29, 1996, Univar changed its state of incorporation from Delaware to Washington by means of a migratory merger. The Delaware predecessor of the Corporation was incorporated in September, 1966 to become the successor corporation in the merger of Van Waters & Rogers Inc. and United Pacific Corporation, both long established companies then doing business in the western United States and western Canada. For the fiscal year ended February 29, 1996, Univar Corporation and its three wholly owned subsidiaries were involved in the distribution of industrial, agricultural and pest control chemicals and related products and services. In the United States, the Corporation conducts its operations through Van Waters & Rogers Inc.; in Canada, through Van Waters & Rogers Ltd.; and through Univar Europe N.V. (Univar Europe) in the United Kingdom, Scandinavia, Switzerland, and northern Italy.

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

The Corporation provides a hazardous waste management service in the U.S. called ChemCare(R). ChemCare is a service providing its customers with logistics management, temporary waste storage, and access to various treatment and disposal technologies. ChemCare allows the Corporation to maximize existing equipment, facilities and chemical handling knowledge to assist customers in responsibly collecting and disposing of their chemical waste streams. It is, in essence, a reverse distribution process, developed in response to customer demand for help in coping with increasingly complex environmental regulations at the federal, state, and local levels.

The Corporation does not, under ChemCare or any other program, actually dispose of chemical waste streams. Rather, it contracts with Environmental Protection Agency (EPA) permitted hazardous waste disposal sites to do so, through incineration, recycling, or other means.

The Corporation is developing additional ancillary services in the U.S., including contract chemical management services, and third party logistics. The Corporation provides contract management services through its VIMS(TM) services. (Van Waters & Rogers Integrated Management Services). VIMS takes full advantage of the Corporation's UVX2000(R) networked computer system combined with expertise in sourcing, procuring, warehousing, and transporting to reduce customers' costs of acquiring and managing products and materials. With its Third Party Logistics business, the Corporation is making existing warehousing capacities available to customers, along with services such as packaging and terminaling of bulk liquids, for manufactured products.

Financial Information About Industry Segments

The Corporation operates in only one market segment, chemical distribution, through its wholly owned subsidiaries, Van Waters & Rogers Inc. in the United States, Van Waters & Rogers Ltd. in Canada, and Univar Europe N.V. in Europe. The ancillary services described above are not material in relation to the Corporation's chemical distribution business.

Operations in Canada and Europe for each of the last three years are reported in the Univar Corporation financial statements on page 36 of this filing, under the caption of Note 11. Such Industry Segment Information is incorporated herein by reference.

Raw Materials

Numerous sources of supply generally exist for nearly all raw materials essential to the business.

Patents, Trademarks and Tradenames

Univar and its subsidiaries own certain trademarks, servicemarks, and tradenames which are subject to renewal at various dates beginning in 1997 through 2010. These marks and names are important in the Corporation's current operations but not indispensable.

Seasonal Business

Approximately 27% of annual sales occur in the first quarter of the year, followed by approximately 26% in the second quarter, 24% in the third quarter and 23% in the fourth quarter. While quarterly sales volumes do not vary significantly, the mix of business during the year is subject to seasonal variation. The Corporation markets pest control and agricultural products, which together represented 13%, 12%, and 11% of sales, respectively, in fiscal 1996, 1995, and 1994. While sales of these products occur throughout the year, approximately 69% of these annual sales occur during the first two quarters of the fiscal year. Complimentary seasonal fluctuations of certain industrial chemical sales, such as aircraft de-icing fluid, offset lower sales volumes of agricultural and pest control products in the third and fourth quarters of the fiscal year. This seasonal change in product mix results in expected fluctuation of gross margin percentage from quarter to quarter during the year.

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

Employees

As of February 29, 1996, Univar and its subsidiaries had 3,237 full-time employees, of which 579 employees are members of various labor unions. At year end, the Corporation was in negotiations with three labor unions in connection with renewal of labor contracts. The Corporation generally enjoys good relations with its employees.

Backlog

The Corporation records revenues as orders are shipped. Due to the nature of the Corporation's business, no record of the backlog of orders is maintained.

EXECUTIVE OFFICERS OF THE REGISTRANT


Name                          Age      Business Experience Past Five Years                           Position Held
- ------------------------------------------------------------------------------------------------------------------
James H. Wiborg(1)            71       Chairman of Registrant                                        1990 -
  Chairman
  Director

Paul Hough                    57       President and Chief Executive Officer of Registrant           1995 -
  President and CEO                    Vice President of Registrant                                  1992 -1995
                                       President, Van Waters & Rogers Ltd.                           1991 -1995
                                       Vice President, Van Waters & Rogers Ltd.                      1988 - 1991
                                         (Distribution of chemicals and
                                            related products)

Jeffrey Ellwood               50       Vice President of the Registrant                              1995 -
  Vice President                       Managing Director of Univar Europe                            1991 -

William A. Butler             45       Vice President, General Counsel,
  Vice President, General                and Corporate Secretary of Registrant                       1990 -
     Counsel and Corporate
     Secretary

Gary E. Pruitt                46       Chief Financial Officer                                       1995 -
  Chief Financial Officer              Vice President-Finance, Treasurer and
                                         Assistant Corporate Secretary of the Registrant             1992 - 1995
                                       Vice President, Treasurer and Assistant
                                         Corporate Secretary of Registrant                           1989 - 1992


James L. Fletcher             52       Vice President of Registrant                                  1989 -
  Vice President

H. Drew  MacAfee              46       Vice President - Human Resources of Registrant                1995 -
                                       Vice President - Human Resources                              1992 -
  Vice President,                           Van Waters & Rogers Inc.
  Human Resources                      Vice President - Human Resources
                                            Spacelabs, Inc. (Medical Electronics)                    1985 - 1992




(1) Family Relationships: James H. Wiborg and N. Stewart Rogers, directors of the Registrant, are brothers-in-law.

No arrangement or understanding exists between any officer and any other person pursuant to which he or she was elected as an officer.

ITEM 2.      PROPERTIES

The Corporation operates from 147 facilities; 99 in the United States, 18 in Canada, and 30 in Europe, with a total of approximately 4,962,000 square feet of office and warehouse space, (3,596,000 in the U.S., 826,000 in Canada, and 540,000 in Europe) of which 3,552,000 square feet is owned (82 facilities) and the remainder leased.

Listed below are the principal plants and physical properties of the Corporation and its subsidiaries used in the wholesale distribution of industrial, agricultural, and pest control chemicals. The Corporation believes its facilities are in good condition and adequate for its current operations.

                            VAN WATERS & ROGERS INC.
                              Principal Facilities

                                                                Nature of Ownership
                             Bldg.        Land          ----------------------------------
                             Area         Area                               Expiration
Location                   (Sq. Ft.)     (Acres)        Owned    Leased      Date of Lease
- ------------------------------------------------------------------------------------------
Atlanta, GA                96,000           8.6           X
Chicago, IL                55,000           2.8           X
Cleveland, OH              47,000           5.6           X
Dallas, TX                146,000           9.8           X
Denver, CO                 70,000           4.9           X
Houston, TX               132,440          20.6           X
Indianapolis, IN           58,000           8.8           X
Jacksonville, FL           51,000           1.8           X
Kent, WA                  132,000          11.7           X
Kirkland, WA              126,000                                    X       August 2001
Lafayette, LA              60,000           5.1           X
  (Carencro)
Los Angeles, CA           156,000           9.4           X
  (Bonnie Beach)
Los Angeles, CA            64,000           4.0           X
  (Jillson Street)
Omaha, NE                  84,000          10.3           X
Phoenix, AZ                66,000          10.0           X
Portland, OR               95,000           9.5           X
St. Paul, MN               88,000           9.0                      X      September 2002
Salem, MA                 188,000          10.6                      X      December 2000
Salt Lake City, UT         76,000           4.6           X
San Jose, CA              155,000          14.6           X


Other Van Waters & Rogers Inc. properties (owned or leased), which consist mainly of industrial warehouses and related office space:


Albany, NY                    Glendale (Phoenix), AZ       Oxnard, CA
Albuquerque, NM               Grand Rapids, MI             Philadelphia, PA
Altoona, PA                   Greensboro, NC               Pittsburgh, PA
Amarillo, TX                  Greenville, NC               Pocatello, ID
Anchorage, AK                 Harlingen, TX                Pompano Beach, FL
Augusta, GA                   Harrisburg, PA               Richland, MS
Beaumont, TX                  Helena, MT                   Richmond, VA
Birmingham, AL                Houston, TX                  Riverside, CA
Bloomington, IL               Honolulu, HI                 Rock Springs, WY
Buffalo, NY                   Kansas City, MO              Sacramento, CA
Burlington, IA                Kingsport, TN                San Antonio, TX
Carlin, NV                    Las Vegas, NV                San Diego, CA
Casper, WY                    Little Rock, AR              San Juan, Puerto Rico
Carteret, NJ                  Longview, TX                 Sioux City, IA
Charlotte, NC                 Memphis, TN                  South Bend, IN
Chattanooga, TN               Miami, FL                    Spartanburg, SC
Chicago Hts., IL              Milwaukee, WI                Spokane, WA
Chippewa Falls, WI            Mobile, AL                   Springfield, MO
Cincinnati (Evendale), OH     Nampa, ID                    St. Louis, MO
Corpus Christi, TX            Nashville, TN                Tampa, FL
Delray Beach, FL              New Orleans, LA              Toledo, OH
Detroit, MI                   New Rochelle, NY             Tucson, AZ
El Paso, TX                   North Charleston, SC         Tulsa, OK
Fort Myers, FL                Oak Brook, IL                Wichita (Mosley), KS
Fort Wayne, IN                Odessa, TX                   Woodbridge, NJ
Fresno, CA                    Oklahoma City, OK
Geismar, LA                   Orlando, FL

                            VAN WATERS & ROGERS LTD.
                              Principal Facilities

                                                                         Nature of Ownership
                                            Bldg.      Land       ---------------------------------
Location                                    Area       Area                           Expiration
(all properties are located in Canada)    (Sq.Ft.)    (Acres)     Owned     Leased    Date of Lease
- ---------------------------------------------------------------------------------------------------
Abbotsford, British Columbia               27,000       4.5          X
Calgary, Alberta                           58,000       4.6          X
Downsview (Toronto), Ontario               90,000       8.0          X
Edmonton, Alberta                          59,000       5.6          X
Lachine (Montreal), Quebec                 55,000       3.3          X
London, Ontario                            40,000                              X      October 1998
Richmond (Vancouver), British Columbia    126,000       8.7          X
Valleyfield, Quebec                        99,000      23.9          X
Weston (Toronto), Ontario                 137,000      11.3          X
Winnipeg, Manitoba                         36,000       4.7          X


Other Van Waters & Rogers Ltd. properties in Canada (owned or leased) which consist mainly of industrial warehouses and related office space:

Brandon, Manitoba
Coaldale, Alberta
Dartmouth, Nova Scotia
Fort St. John, British Columbia
Kelowna, British Columbia
Red Deer, Alberta
Regina, Saskatchewan
Saskatoon, Saskatchewan

                               UNIVAR EUROPE N.V.
                              Principal Facilities

                                                                       Nature of Ownership
                                          Bldg.       Land         --------------------------------
                                          Area        Area                           Expiration
Location                                (Sq.Ft.)     (Acres)       Owned   Leased    Date of Lease
- ---------------------------------------------------------------------------------------------------
Basingstoke, United Kingdom             35,000         1.5                   X       April  2072
Birmensdorf, Switzerland                66,000         3.2           X
Copenhagen (Provestenen), Denmark        8,000         4.2                   X       January 2004
Croydon, United Kingdom                 18,000                               X       June 1997
Fagerstrand, Norway                     21,500         1.2           X
Gothenberg, Sweden                     150,000         7.5                   X       September 2003
Grimsby, United Kingdom                 78,000         4.0                   X       April 2068
Kista, Sweden                            5,000                               X       December 1997
Malmo, Sweden                           39,000         4.4                   X       December 2018
Manchester, United Kingdom              16,000                               X       April 2013
Milan, Italy                             4,000                               X       December 1996
Milton Keynes, United Kingdom           45,000         3.3           X
Oslo, Norway                             3,000                               X       January 2000
Stockholm, Sweden                       23,000         2.6                   X       December 1999
Zurich, Switzerland                     28,000                               X       March  2001


Other Univar Europe properties (owned or leased) which consist mainly of industrial warehouses and related office space:

Bergen, Norway
Christchurch, United Kingdom
Croydon, United Kingdom
Empoli, Italy
Exeter, United Kingdom
Fredrikstad, Norway
Gateshead, United Kingdom
Glasgow, United Kingdom
Helsinki (Kerava), Finland
Manchester, United Kingdom
Norrkiping (Fleminggatan), Sweden
Scunthorpe, United Kingdom
Tamworth, United Kingdom
Venizia Mestre, Italy
Ware, United Kingdom

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information

Univar Corporation common stock is listed for trading on the New York Stock Exchange under the trading symbol UVX. The high and low sales prices for the Corporation's common stock for each quarter during the last two years as reported on the New York Stock Exchange follows:

                                 1996                       1995
                            High       Low             High      Low
                          ------------------------------------------
      First Quarter       $12.75    $10.38           $11.50   $ 9.75
      Second Quarter      $15.88    $11.75            12.00     9.75
      Third Quarter       $16.25    $12.25            14.50    11.75
      Fourth Quarter      $13.75     $9.88            13.75    11.63


Security Holders

As of February 29, 1996, the Corporation estimated there were approximately 6,800 beneficial shareholders.

Dividends

Quarterly cash dividends of $0.075 per share have been declared during each of the last eight quarters.

ITEM 6.   SELECTED FINANCIAL DATA

For the Fiscal Years Ended February 29/28
(Thousands of dollars, except share data)

                                                     1996         1995         1994         1993         1992
                                                  --------------------------------------------------------------
Sales                                             $2,037,674   $1,912,728   $1,802,464   $1,801,023   $1,558,496
Cost of sales                                      1,756,840    1,639,055    1,532,931    1,536,817    1,334,123
                                                  --------------------------------------------------------------
Gross margin                                         280,834      273,673      269,533      264,206      224,373
Operating expenses                                   254,138      248,767      242,388      243,008      212,783
Reengineering and restructuring charges                  160       37,361        4,507          ---        9,870
                                                  --------------------------------------------------------------
Income (loss) from operations                         26,536      (12,455)      22,638       21,198        1,720
Interest expense                                     (15,226)     (11,973)     (12,921)     (15,248)     (11,358)
Other - net                                              896          709          525        2,478        1,835
                                                  --------------------------------------------------------------
Income (loss) before provision for (benefit of)
    taxes on income and minority interest             12,206      (23,719)      10,242        8,428       (7,803)
Provision for (benefit of) taxes on income (loss)      6,306       (8,066)       4,403        2,811       (1,785)
                                                  --------------------------------------------------------------
Income (loss) before minority interest                 5,900      (15,653)       5,839        5,617       (6,018)
Minority interest's share in income (loss)                --          604          379          482         (392)
                                                  --------------------------------------------------------------
Net income (loss)                                 $    5,900   $  (16,257)  $    5,460   $    5,135   $   (5,626)
                                                  ==============================================================
Weighted average common shares outstanding            21,701       21,346       19,703       19,698       19,247
Net income (loss) per share                       $     0.27   $    (0.76)  $     0.28   $     0.26   $    (0.29)
Cash dividends declared per share                 $     0.30   $     0.30   $     0.30   $     0.30   $     0.30
Total assets                                         740,605      673,203      652,694      692,351      716,488
Total interest bearing debt                          188,703      162,348      177,685      208,300      216,005
Long-term debt                                       132,812      122,086      147,058      169,922      202,894
Working capital                                       75,443       76,608       83,545       93,858      114,724
Shareholders' equity                                 179,606      176,163      157,406      163,290      168,407
Book value per share                              $     8.28   $     8.08   $     8.01   $     8.32   $     8.59
Return on beginning equity                               3.3%       (10.3)%        3.3%         3.0%        (3.8)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS HIGHLIGHTS

Fiscal 1996 was a year distinguished by excellent performances by the Corporation's European and Canadian operations, but which were overshadowed by less than satisfactory operating results in the United States. At the beginning of the year in the United States, implementation activities relating to a major reengineering program were underway, which impacted core business processes as well as the network of warehouses and distribution centers. During the third and fourth quarters, following appointment of a new Chief Executive Officer and President of the Corporation and its U.S. subsidiary, the Corporation dropped certain of its reengineering initiatives as operations in the United States were not achieving many of the benefits anticipated from these activities. The Corporation revised its plans for dealing with operations in the United States, placing emphasis on a "back to basics" approach to sales and marketing coupled with decentralization of the organization structure.

For fiscal 1996, the Corporation had net income of $5.9 million compared with last year's loss of $16.3 million. Excluding a substantial one-time charge and other costs relating to the U.S. reengineering program, as well as a settlement gain recognized in the fourth quarter last year, comparable net income for fiscal 1995 would have totaled $3.9 million.

FISCAL 1996 COMPARED WITH FISCAL 1995

Sales for 1996 totaled $2.0 billion, an increase of 6.5% compared to 1995. Sales growth of less than 1% in the United States was hampered by the disruption caused by implementation of reengineering initiatives, and later, by strategic changes in the United States organizational structure.

Foreign markets served by the Corporation posted strong sales growth for the year. When measured in local currencies, sales were up 19% in Europe and 12% in Canada. During the year, the combination of European currencies in the markets served by Univar increased almost 7% against the U.S. dollar, while the Canadian dollar increased by less than 1%. The impact of favorable currency exchange rates accounted for approximately 21% of total sales growth for the Corporation.

The Corporation's sales were affected by inflation rates estimated at 2.2% and 4.6%, for 1996 and 1995, respectively.

Gross margin dollars for the current year increased by $7.2 million compared with the prior year. Gross margin percentage for 1996 was 13.8%, down from 14.3% for 1995. Margin percentage decreased in the United States and in Europe, and remained constant in Canada. In the United States, decreased margin percentage is attributable to a combination of increased transportation costs, decreased margins on certain products, and a change in the mix of products sold. The decrease in gross margin percentage in Europe reflects higher sales volumes of lower margin products, such as bulk and commodity chemicals.

Consolidated operating expenses, as a percentage of sales, including reengineering costs, were 12.5% for 1996 compared with 15.0% for 1995. In the United States, operating expenses, as a percentage of sales, exclusive of reengineering charges, dropped to 13.1% for 1996, down from 13.3% for 1995. The reduction is due primarily to reduced labor costs. Canadian operating expenses dropped to 8.0% of sales for 1996 compared with 8.4% of sales for 1995. European operating expenses decreased to 12.9% of sales compared with 14.0% in the prior year. Reductions in operating expenses, as a percentage of sales, in both Canada and Europe, are due primarily to continuing increased sales volumes.

During the third and fourth quarters of fiscal 1996, the Corporation revised certain of its reengineering estimates. The revisions stem from mid-course corrections in the Corporation's strategic direction, following appointment of a new Chief Executive Officer and President of the Corporation and its U.S. subsidiary. Estimate revisions include changes in the number and location of planned facility closures, equipment to be abandoned or liquidated, revised severance accruals, relocation costs, and other costs related to decentralization of the Corporation's organizational structure. Costs arising in connection with estimate revisions were offset, in part, by reversal of a portion of reengineering accurals established in 1995.

At the beginning of the year, accruals pertaining to reengineering charges totaled $20.4 million. For the year, cash expenditures and non-cash accrual reductions totaled $4.9 million and $7.6 million, respectively. At year-end 1996, the remaining accruals pertaining to the revised estimates totaled $7.9 million.

Interest expense increased to $15.2 million, up from $12.0 million last year. Interest expense last year is net of a non recurring $0.8 million settlement achieved in fiscal 1995, as discussed below. The overall average interest rate was 8.1% for 1996 compared with 7.4% for 1995.

The Corporation has entered into certain interest rate swap agreements to manage its exposure to interest rate fluctuations. At February 29, 1996, the aggregate notional amount of these agreements totaled $50 million, with a weighted average remaining life of approximately 5 years. These agreements effectively convert a portion of the Corporation's floating rate debt to fixed rate debt with rates ranging from 6.77% to 7.25%. (See Note 3 to the financial statements.)

The Corporation provided for income taxes at an effective rate of 51.7% or $6.3 million, for fiscal 1996. In fiscal 1995, the Corporation recorded an income tax benefit of $8.0 million, at an effective rate of 34.0%. The change in the effective rate is due in part to a change in the mix of foreign and domestic income. The portion of taxable income subject to higher Canadian tax rates increased. Additionally, results for the prior year included settlement gains which were not subject to foreign taxes.

FISCAL 1995 COMPARED WITH FISCAL 1994

Sales for 1995 totaling $1.9 billion were up 6.1% compared to 1994, but were not reflective of the real growth experienced in each of the Corporation's continuing markets. In the United States, sales increased by 1.7%, despite the impact of legislation that resulted in a decline in the sales of chlorinated fluorocarbons and chlorinated solvents. These chemicals accounted for 2.1% of total sales during 1995, down from 3.5% in 1994. Excluding these products, sales in the United States grew by 5.1%

Foreign markets served by the Corporation posted strong sales growth for the year. When measured in local currencies, sales were up over 8% in Europe and more than 28% in Canada. However, due to changes in currency exchange rates, Canadian sales expressed in U.S. dollars did not reflect this real growth. The Canadian dollar dropped approximately 6% against the U.S. dollar. On the other hand, the combination of European currencies in the markets served by Univar increased approximately 2% against the U.S. dollar.

The Corporation's sales were affected by inflation rates estimated at 4.6% and 0.9%, for 1995 and 1994, respectively.

Gross margin dollars for fiscal 1995 increased by $4.1 million compared with fiscal 1994. Gross margin percentage for 1995 was 14.3%, down from 15.0% for 1994. Sales of lower margin agricultural chemicals increased to 5.3% of total sales, up from 4.1% in the prior year. The Corporation's business mix changed slightly compared with the fiscal 1994. Through-warehouse and direct sales accounted for approximately 78.0% and 20.4%, respectively, of total sales for fiscal 1995. Other sales, consisting primarily of ChemCare(R) services accounted for the remaining 1.6% of sales. In fiscal 1994, through-warehouse and direct sales accounted for approximately 76.9% and 21.3%, respectively, of total sales. Other sales accounted for the remaining 1.8% of sales. Along with the change in mix, margin percentages on both through-warehouse and direct sales decreased compared with fiscal 1994. Margin percentage on ChemCare services increased slightly compared with fiscal 1994.

Consolidated operating expenses, as a percentage of sales, including reengineering costs, were 15.0% for 1995 compared with 13.7% for 1994. In the United States, operating expenses, as a percentage of sales, exclusive of reengineering charges, remained constant at 13.3% for 1995 and 1994. Canadian operating expenses dropped to 8.4% of sales for 1995 compared with 9.8% of sales for 1994. European operating expenses decreased to 14.0% of sales compared with 14.6% in fiscal 1994. Reductions in operating expenses, as a percentage of sales, in both Canada and Europe were due primarily to continuing increased sales volumes.

Beginning in the second quarter of fiscal 1994, the Corporation began work on a strategic business transformation of its U.S. operating company. As a result of this effort, at the end of the second quarter of fiscal 1995, the Corporation announced its plans to reorganize the U.S. operating company, redesign its distribution network, develop a national procurement and materials management strategy, increase sales force efficiency, improve gross margins, and reduce the amount of capital required to conduct ongoing operations. In support of this effort, during fiscal 1995 the Corporation recorded pretax reengineering charges of $37.4 million.

At February 28, 1995, the remaining accruals pertaining to the reengineering charges totaled $20.4 million. For the year, cash expenditures and non-cash accrual reductions totaled $14.6 million and $2.4 million, respectively.

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

FISCAL 1995 SETTLEMENT ACHIEVED

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

RECENT ACCOUNTING PRONOUNCEMENTS

During 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company plans to continue to measure compensation cost of employee stock option plans using the intrinsic value method prescribed by APB Opinion No. 25, and starting in fiscal 1997, to make pro forma disclosures of net income and earnings per share as if the fair value method prescribed by FASB No. 123 had been applied.

In the fourth quarter of fiscal 1996, the Corporation adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. This Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Adoption of FASB No. 121 had no impact on the Corporation's results of operations or financial position.

In the first quarter of fiscal 1995, the Corporation adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." Postemployment benefits are all types of benefits, other than retirement benefits, provided to former or inactive employees, their beneficiaries and covered dependents. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. Under this statement, the cost of postemployment benefits is recognized on an accrual basis. The adoption of this statement did not materially increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $19.1 million for the current year, compared with $15.9 million for fiscal 1995, and $35.4 million for fiscal 1994. The reduction in operating cash flows for fiscal 1996 and 1995 compared with fiscal 1994 was due primarily to costs of the U.S. reengineering efforts. Cash provided by operations was used in part to finance the Corporation's capital expenditures and pay dividends.

The Corporation has domestic and foreign short-term credit lines totaling $105.9 million, of which $56.4 million was available at fiscal year-end 1996. The Corporation and its domestic and Canadian subsidiaries are parties to a medium-term revolving credit agreement with a group of banks which provide up to $195 million in available borrowings, of which $80 million was available at February 29, 1996.

During the year, the foreign subsidiaries of the Corporation entered into a multi-currency revolving credit agreement with a group of banks. Under the terms of the agreement, which is guaranteed by the Corporation, the borrowers may borrow up to the U.S. dollar equivalent of $90 million, of which $76.9 was available at February 29, 1996.

Total short, medium, and long-term borrowings at fiscal year-end 1996 were $188.7 million, compared with $162.3 million at the end of fiscal 1995. (See Notes 2 and 3 to the financial statements.) The ratio of interest bearing debt to equity, which the Corporation has targeted at 1:1 historically, was 1.05:1 at the end of the current year, up from 0.92:1 at the end of the prior year.

The Corporation believes its internally generated cash, together with its access to available worldwide bank lines, will be adequate to cover anticipated liquidity requirements.

Working capital, excluding cash and cash equivalents and short-term borrowings, totaled $112.3 million at the end of fiscal 1996, compared with $97.4 million at the end of fiscal 1995. At fiscal year-end 1996, the ratio of current assets to current liabilities was 1.19:1 compared to 1.23:1 at fiscal year-end 1995. The increase in working capital resulted in part from an acquisition in the United Kingdom and in part from growth in sales in both Canada and Europe.

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

DIVIDENDS AND RETURN ON EQUITY

Cash dividends declared and paid during the year totaled $0.30 per share, unchanged from the two prior years. Return on beginning equity for the past three years has varied, with a 3.3% return for fiscal 1996 and 1994, and a 10.3% negative return for fiscal 1995.

BUSINESS ACQUISITIONS

At the end of fiscal 1996, the Corporation acquired a company located in the United Kingdom with annual revenues of approximately $70 million. The acquisition included equity shares with a total value of $16.0 million. Funding for the acquisition was provided from credit line borrowings. The newly acquired operations were consolidated with the Corporation's existing operations in the United Kingdom.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1996 totaled $22.5 million. Capital expenditures include normal additions, upgrades, and expansions of offices, plants, delivery equipment, and similar items. Capital expenditures during fiscal 1995 and 1994 totaled $23.0 million and $14.0 million, respectively. Capital expenditures for fiscal 1997 are projected to be approximately $40 million, which includes plans for two new warehouse facilities.

THE ENVIRONMENT

The Corporation is subject to a variety of environmental laws and regulations and faces exposure from actual or potential claims and legal proceedings involving environmental matters. The Corporation or related entities have been contacted by various governmental agencies regarding potential liability for a share of the cost of clean up of independent waste disposal or recycling sites with alleged or confirmed contaminated soil and/or groundwater to which the Corporation or related entities may have taken waste products. With regard to many of these sites, the Corporation has denied liability because of an absence of any connection between the Corporation or related entities and the waste disposal or recycling site. The Corporation believes there are twenty-eight sites in which the Corporation may be liable for a share of the cost of clean up. With the exception of one site, at those sites which show some alleged evidence of an association between the Corporation or related entities and the waste disposal or recycling site, the Corporation is considered a de minimis, or small quantity, "potentially responsible party." The Corporation estimates the probable liability for the remediation of independent waste disposal sites totals $1.7 million, which is included in the Corporation's environmental accrual. Possible costs for these sites could range up to $3.0 million.

Forty-three owned, previously owned, or leased sites of the Corporation are currently undergoing remediation efforts or are in the process of active review of the need for potential remedial efforts. Some of these efforts are being conducted pursuant to governmental proceedings or investigations, while others are being conducted voluntarily by the Corporation, with appropriate state or federal agency oversight and approval. The following table shows additions to and expenditures charged against the Corporation's environmental accruals during the past three fiscal years:

      (Millions of dollars)      1996       1995        1994
                                ----------------------------
      Beginning balance         $17.0      $15.6       $15.4
      Expense provisions          5.0        5.4         4.0
      Expenditures               (5.4)      (4.0)       (3.8)
                                -----      -----       -----
      Ending balance            $16.6      $17.0       $15.6
                                =====     ======       ======

Annual cash expenditures for remedial, monitoring and investigatory activities have averaged approximately $4.4 million during the past three years. In addition, annual cash expenditures for environmental capital expenditures have averaged $1.0 million. While the Corporation does not anticipate a material increase in the projected annual level of its environmental related expenditures, there is the possibility that such increases may occur in the future. The precision of the Corporation's environmental estimates is affected by several uncertainties such as the developments at sites that result from investigatory studies; the extent of required cleanup; the complexity of applicable government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertainty concerning recovery of such costs from third-parties which may be jointly liable; and the questionable level of the Corporation's involvement at various sites at which the Corporation is allegedly associated. The Corporation periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as new remediation requirements are defined, as information relevant to reasonable estimates to be made becomes available, and to reflect new and changing facts. The accruals do not reflect any possible future insurance recoveries.

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

STOCK PRICE

During the fiscal year ended February 29, 1996, the price of Univar common shares ranged between a high of $16.25 on September 20, 1995, and a low of $9.88 per share on December 19, 1995. The range, on a fiscal quarter by quarter basis is presented in Part II, Item 5.

The closing price on the New York Stock Exchange at February 29, 1996 was $10.63 per share, down from $12.63 per share a year earlier and down from $11.25 at the end of 1994. The S&P 500 Index for the same dates was 640.43, 487.39 and 467.14, respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended February 29/28
(Thousands of dollars, except per share amounts)

                                                                  1996          1995          1994
Sales                                                       $2,037,674    $1,912,728    $1,802,464
Cost of Sales                                                1,756,840     1,639,055     1,532,931
                                                            ----------    ----------    ----------
Gross Margin                                                   280,834       273,673       269,533
Operating Expenses                                             254,138       248,767       242,388
Reengineering Charges                                              160        37,361         4,507
                                                            ----------    ----------    ----------
Income (Loss) from Operations                                   26,536       (12,455)       22,638

Other Income (Expense):
    Interest expense                                           (15,226)      (11,973)      (12,921)
    Other - net                                                    896           709           525
                                                            ----------    ----------    ----------
Income (Loss) Before Provision for (Benefit of)
    Taxes on Income and Minority Interest                       12,206       (23,719)       10,242
Provision for (Benefit of) Taxes on Income (Loss)                6,306        (8,066)        4,403
                                                            ----------    ----------    ----------

Income (Loss) Before Minority Interest                           5,900       (15,653)        5,839
Minority Interest's Share in Income of Foreign Subsidiary          ---           604           379
                                                            ----------    ----------    ----------
Net Income (Loss)                                           $    5,900    $  (16,257)   $    5,460
                                                            ==========    ==========    ==========
Net Income (Loss) Per Share                                 $     0.27    $    (0.76)   $     0.28
                                                            ==========    ==========    ==========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended February 29/28
(Thousands of dollars)


                                                                  1996         1995         1994
Cash Flows Provided by Operating Activities
    Net income (loss)                                       $    5,900    $ (16,257)   $   5,460
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                            29,135       27,020       27,449
       Loss on sale of fixed assets                              1,306
       Deferred taxes on income                                 (4,430)      (4,463)      (2,452)
       Other liabilities and deferred credits                   (2,024)         836       (1,483)
       Non-cash portion of reengineering charges                   ---       16,389          ---
       Other-net                                                  (707)          53         (294)
       Change in assets and liabilities, net of effect of
         businesses acquired:
           Accounts receivable                                 (12,889)     (11,656)      (4,804)
           Inventories                                         (20,628)      (5,864)       6,212
           Accounts payable                                     16,002       16,463       (3,991)
           Other current assets                                  1,221       (2,734)       5,226
           Other current liabilities                             6,212       (3,841)       4,063
                                                            ----------    ---------    ---------
       Net Cash Provided by Operating Activities                19,098       15,946       35,386
                                                            ----------    ---------    ---------
Cash Flows Used by Investing Activities
    (Increase in) proceeds from investments                       (208)       1,790        1,132
    Additions to property, plant, and equipment                (22,536)     (21,437)     (14,121)
    Acquisition of businesses and investments                  (16,004)     (32,065)      (4,383)
    Sale of business                                               ---          ---        2,812
    Change in other assets                                         457          305         (106)
                                                            ----------    ---------    ---------
       Net Cash Used by Investing Activities                   (38,291)     (51,407)     (14,666)
                                                            ----------    ---------    ---------
Cash Flows Provided (Used) by Financing Activities
    Short-term borrowing - net                                   9,638        7,685       (6,813)
    Common stock activity                                          241       37,770          286
    Long-term debt proceeds                                    119,851       50,000       20,000
    Reduction in long-term debt                               (105,494)     (50,704)     (40,739)
    Payment of dividends                                        (6,477)      (6,215)      (5,895)
                                                            ----------    ---------    ---------
       Net Cash Provided (Used) by Financing Activities         17,759       38,536      (33,161)
                                                            ----------    ---------    ---------
Effect of Exchange Rate Changes on Cash                            971          911       (1,545)
                                                            ----------    ---------    ---------
Net Cash Provided (Used)                                          (463)       3,986      (13,986)
Cash and Equivalents at Beginning of Year                       19,516       15,530       29,516
                                                            ----------    ---------    ---------
Cash and Equivalents at End of Year                         $   19,053    $  19,516    $  15,530
                                                            ==========    =========    =========
Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for:
       Interest (net of capitalized interest)               $   15,212    $  13,309    $  13,325
       Taxes on income                                           9,939        3,259        6,008


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS


February 29/28
(Thousands of dollars)                                          1996         1995
ASSETS

Current Assets
    Cash and equivalents                                  $   19,053   $   19,516
    Receivables-
       Trade accounts (less allowance for losses of
       $1,924 in 1996 and $1,695 in 1995)                    261,272      233,844
       Other                                                  10,621       10,055
    Inventories                                              162,469      133,282
    Prepaid expenses and other                                11,301       10,551
                                                          ----------   ----------
       Total current assets                                  464,716      407,248

Real Properties Held for Sale and Long-Term Receivables       24,193       28,780

Property, Plant, and Equipment
    Land                                                      23,950       24,052
    Buildings                                                117,410      112,267
    Equipment                                                230,129      222,448
    Leased property under capital leases                       6,716        5,213
    Construction in progress                                   3,763        7,251
                                                          ----------   ----------
                                                             381,968      371,231
    Accumulated depreciation and amortization               (167,957)    (162,876)
                                                          ----------   ----------
       Net property, plant, and equipment                    214,011      208,355

Other Assets                                                  37,685       28,820
                                                          ----------   ----------
                                                          $  740,605   $  673,203
                                                          ==========   ==========


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

February 29/28
(Thousands of dollars)                                      1996        1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Bank overdrafts                                     $ 21,217    $ 19,584
    Notes payable                                         49,502      36,284
    Current portion of long-term debt                      6,389       3,978
    Accounts payable                                     253,500     222,675
    Other accrued liabilities                             58,665      48,119
                                                        --------    --------
       Total current liabilities                         389,273     330,640

Long-Term Debt, less Current Portion                     132,812     122,086

Other Long-Term Liabilities
    Deferred taxes on income                               8,903      12,408
    Other liabilities and deferred credits                30,011      31,906
                                                        --------    --------
       Total other long-term liabilities                  38,914      44,314

Commitments and Contingencies                                  -           -

Shareholders' Equity
    Preferred stock, no par value
       Authorized 5,000,000 shares in 1996
       and 750,000 shares in 1995                              -           -
    Common stock, no par in 1996 and par value
       $.33 1/3 per share in 1995
       Authorized - 100,000,000 shares in 1996 and
       40,000,000 shares in 1995
       Issued - 21,681,624 shares in 1996
       and 24,018,502 shares in 1995                     105,505       8,006
    Additional paid-in capital                                 -     107,799
    Retained earnings                                     73,859      74,428
    Cumulative translation adjustment                        246      (4,909)
    Treasury stock, at cost, 2,222,539 shares in 1995          -      (9,087)
    Deferred stock compensation expense                       (4)        (74)
                                                        --------    --------
       Total shareholders' equity                        179,606     176,163
                                                        --------    --------
                                                        $740,605    $673,203
                                                        ========    ========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         Deferred
                                                                                                            Stock        Total
For the Three Years Ended                              Additional                Cumulative               Compen-       Share-
February 29, 1996                              Common     Paid-in    Retained   Translation   Treasury     sation     holders'
(Thousands of dollars)                          Stock     Capital    Earnings    Adjustment      Stock    Expense      Equity
- ------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 1993                      7,339      69,555      97,495       (1,041)     (9,633)      (425)     163,290
    Net income                                      -           -       5,460            -           -          -        5,460
    Exercise of stock options                       -          58           -            -          85          -          143
    Cash dividends at
       $.30 per share                               -           -      (5,895)           -           -          -       (5,895)
    Foreign currency
       translation adjustment                       -           -           -       (5,920)          -          -       (5,920)
    Purchase of treasury stock                      -           -           -            -         (44)         -          (44)
    Stock compensation expense                      -           -           -            -         (18)       205          187
    Other                                           -         185           -            -           -          -          185
- ------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1994                      7,339      69,798      97,060       (6,961)     (9,610)      (220)   $ 157,406
    Net loss                                        -           -     (16,257)           -           -          -      (16,257)
    Sale of stock (2.0 million shares)            667      36,813           -            -           -          -       37,480
    Exercise of stock options                       -          63           -            -          62          -          125
    Stock awards (144,345 shares)                   -         887           -            -         587     (1,474)           -
    Cash dividends at
       $.30 per share                               -           -      (6,375)           -           -          -       (6,375)
    Foreign currency
       translation adjustment                       -           -           -        2,052           -          -        2,052
    Purchase of treasury stock                      -           -           -            -         (73)         -          (73)
    Stock compensation expense                      -           -           -            -         (53)     1,620        1,567
    Other                                           -         238           -            -           -          -          238
- ------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1995                      8,006     107,799      74,428       (4,909)     (9,087)       (74)     176,163
    Net income                                                          5,900                                            5,900
    Exercise of stock options                                 176                                  164                     340
    Cash dividends at
       $.30 per share                                                  (6,469)                                          (6,469)
    Foreign currency
       translation adjustment                                                        5,155                               5,155
    Purchase of treasury stock                                                                  (1,559)                 (1,559)
    Stock compensation expense                                                                                 70           70
    Reincorporation in Washington State        97,493    (107,975)                              10,482                       -
    Other                                           6                                                                        6
- ------------------------------------------------------------------------------------------------------------------------------
Balance, February 29, 1996                    105,505           -      73,859          246           -         (4)     179,606
==============================================================================================================================

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

The Corporation's 100% owned subsidiary, Univar Europe N.V. (Univar Europe), is consolidated using its financial year-end, December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates and it is possible the difference may be significant.

REVENUE RECOGNITION

The Corporation records revenues as orders are shipped.

INVENTORIES

Inventories consist primarily of finished goods. The methods of valuation of inventories at the balance sheet dates were as follows:

(Thousands of dollars)                                  1996             1995
At Cost (last-in, first-out method)                 $ 81,781         $ 66,571
At Lower of Cost or Market (average-cost method)      80,688           66,711
                                                    --------         --------
                                                    $162,469         $133,282
                                                    ========         ========

If the inventories valued on the last-in, first-out (LIFO) method had been valued at average costs, they would have been $34.4 million and $32.0 million higher than reported at year-end 1996 and 1995, respectively.

During fiscal 1995, the Corporation experienced decreases in certain LIFO inventories that were carried at lower costs prevailing in prior years. The effect of these decreases was to increase earnings before income taxes by approximately $1.4 million in fiscal year 1995.

PROPERTY, PLANT, & EQUIPMENT

Expenditures for property, plant, and equipment and for renewals and betterments that extend the originally estimated economic lives of assets are capitalized at the related cost. Expenditures for maintenance, repairs, and other renewals are charged to expense. Gain or loss is recognized for dispositions. For financial reporting purposes, depreciation has been provided using the straight-line method over the estimated useful lives of the related assets which range from three to forty years. For income tax purposes, depreciation on certain assets is computed using accelerated methods. Interest cost of approximately $0.4 million for fiscal year 1995 was capitalized to the cost of new assets.

Costs incurred in developing or purchasing management information systems are capitalized and included in property, plant, and equipment. These costs are depreciated over their estimated useful lives from the date the systems become operational.

INTANGIBLE ASSETS

Intangible assets, which consist of goodwill and covenants not to compete, are amortized using the straight-line method over their estimated useful lives, typically not more than twenty and ten years, respectively.

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

INCOME TAXES

Taxes on income are calculated using the asset and liability method which results in recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using enacted rates. The principal differences between financial and tax reporting arise from depreciation, self-insurance, reengineering, restructuring and other accruals and reserves, pension accruals, alternative minimum tax credits, foreign tax credits, and net operating loss carryforwards. Accumulated undistributed earnings after taxes for the Canadian subsidiary amounted to approximately $74 million at February 29, 1996. The European subsidiaries have accumulated undistributed earnings of approximately $9 million at February 29, 1996. No provision for foreign withholding or United States federal income taxes is necessary, as it is management's intention that dividends will be paid only under circumstances which will not generate additional net tax cost.

MINORITY INTEREST

The Corporation acquired the minority shareholder's 49% interest in Univar Europe during fiscal 1995, as described in Note 8.

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

EARNINGS PER SHARE

Net income (loss) per common share is based on the weighted average number of shares outstanding during each year (21,700,672 for 1996, 21,345,622 for 1995, and 19,703,273 for 1994 ). There is no material dilution due to outstanding stock options.

STATEMENTS OF CASH FLOWS

The Corporation considers cash on hand, certificates of deposit, and short-term marketable securities with maturities of less than 90 days, as cash and equivalents for purposes of the statements of cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company plans to continue to measure compensation cost of employee stock option plans using the intrinsic value method prescribed by APB Opinion No. 25, and starting in fiscal 1997, to make pro forma disclosures of net income and earnings per share as if the fair value method prescribed by FASB No. 123 had been applied.

During the fourth quarter of fiscal 1996, the Corporation adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. This Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Adoption of FASB No. 121 had no impact on the Corporation's results of operations or financial position.

NOTE 2 - NOTES PAYABLE

As of February 29, 1996, the Corporation has domestic and foreign short-term lines of credit totaling $105.9 million, with loans against these bank lines of $49.5 million. The approximate average aggregate short-term borrowing and weighted average short-term interest rates were $57.6 million and 6.6% in 1996, and $50.6 million and 5.8% in 1995. The maximum amount of short-term borrowing during the year was $71.0 million in 1996 and $75.4 million in 1995.

NOTE 3 - LONG-TERM DEBT AND REVOLVING CREDIT

Long-term debt consists of the following at February 29/28:

(Thousands of dollars)                                        1996        1995
Senior Debt:
    Revolving credit agreement                            $115,000    $100,000
    Multi-currency revolving credit agreement               13,133         ---
    Term credit agreements, 5.26% and 9.84%, unsecured         ---      13,333
    Industrial revenue bonds, 7.25%, secured by certain
       real property, payable in installments to 1999          750       1,000
    Non-U.S. mortgage loans, 5.75%, payable in
       installments to fiscal 1997                           2,167       1,949
    Other                                                    4,818       6,117
Capitalized Lease Obligations:
    8.51% to 11.75%, secured by certain real property,
       payable in monthly installments to 2020               3,333       3,665
                                                          --------    --------
                                                           139,201     126,064
Current portion                                             (6,389)     (3,978)
                                                          --------    --------
                                                          $132,812    $122,086
                                                          ========    ========

Maturities of long-term debt for the fiscal years ending 1998-2001 are as follows:

                           1998                  $1,001
                           1999                     688
                           2000                     476
                           2001                     470


The Corporation and its domestic subsidiary are parties to a revolving credit agreement with a group of banks. Under the terms of the agreement, the borrowers may borrow up to $195 million at the prime rate, certificate of deposit rate plus 7/8%, or LIBOR (London Interbank Offering Rate) plus 7/8%, at the Corporation's option. The interest rates in effect were 6.59% and 7.04% as of year-end 1996 and 1995, respectively. The credit commitment extends for three years, with annual one year renewals, thereafter. In addition, the agreement requires fees of 1/4% on unused commitments.

During the year, the foreign subsidiaries of the Corporation entered into a multi-currency revolving credit agreement with a group of banks. Under the terms of the agreement, which is guaranteed by the Corporation and its U.S. subsidiary, the borrowers may borrow up to the U.S. dollar equivalent of $90 million at the U.S. prime rate or the Canadian B/A rate plus 5/8%, for Canadian dollar loans, or LIBOR plus 5/8% for loans in all other authorized currencies, at the borrower's option. The weighted average interest rate in effect as of year-end 1996 was 5.4%. The credit commitment extends for three years, with annual one year renewals. In addition, the agreement requires fees of 1/4% per annum on the total commitment amount.

The long-term debt instruments include provisions specifying current ratio, interest bearing debt to equity ratios, and a minimum equity level, among other restrictions. Under the most restrictive of the financial covenants, the Corporation's current ratio, as defined, may not fall below 1.20:1; the ratio of total interest bearing debt, as defined, to equity may not exceed 1.40:1; and the Corporation's shareholders' equity may not be less than $156.4 million. At year end, the Corporation was in compliance with all loan covenants.

The Corporation has entered into certain interest rate swap agreements to manage its exposure to interest rate fluctuations. At February 29, 1996, the aggregate notional amount of these agreements totaled $50 million, with a weighted average remaining life of approximately 5 years. These agreements effectively convert a portion of the Corporation's floating rate debt to fixed rate debt with rates ranging from 6.77% to 7.25% The estimated aggregate fair value of the contracts, as measured by the amount the Corporation would have paid if the agreements were terminated at the balance sheet date, was approximately $1.9 million. The Corporation is exposed to, but does not anticipate, credit loss in the event of counterparty nonperformance.

NOTE 4 - LEASES

Rental expense was $25.2 million, $24.1 million, and $23.2 million, for 1996, 1995, and 1994, respectively. The Corporation and its subsidiaries occupy certain leased premises and lease certain other equipment. Leases that qualify as capital leases have been capitalized. The amount of such capitalized leases included in property, plant, and equipment and the related accumulated amortization was $6.7 million and $2.4 million in 1996, and $5.2 million and $2.3 million in 1995. Lease amortization is included in depreciation expense.

Future minimum lease payments as of year-end under capital leases and non-cancelable operating leases, having initial lease terms of more than one year, are as follows:

                                                    Capital     Operating
    (Thousands of dollars)                           Leases        Leases
                                                     ------        ------
    1997                                            $   707       $25,042
    1998                                                707        19,010
    1999                                                707        13,017
    2000                                                707         9,259
    2001                                                616         6,548
    Thereafter                                        1,452        13,213
                                                    -------       -------
    Total minimum lease payments                      4,896       $86,089
                                                                  =======
    Amounts representing interest                    (1,563)
                                                    -------
    Present value of net minimum lease payments     $ 3,333
                                                    =======

The present value of the capital lease payments is presented in the 1996 balance sheet as long-term debt.

NOTE 5 - REENGINEERING CHARGES

In the second quarter of fiscal 1994, the Corporation began work on a strategic business transformation of its U.S. operating company. As a result of this effort, at the end of the second quarter of fiscal 1995, the Corporation announced its plans to reorganize the U.S. operating company, redesign its distribution network, develop a national procurement and materials management strategy, increase sales force efficiency, improve gross margins, and reduce the amount of capital required to conduct ongoing operations. In support of this effort, during fiscal 1995 the Corporation recorded pretax reengineering charges of $37.4 million, which included severance and other employee benefits, facility closure costs, consultant fees, project travel costs and write-down to fair value of certain facilities.

At year end 1995, the remaining accruals relating to reengineering charges totaled $20.4 million. For that year, cash expenditures and non-cash accrual reductions totaled $14.6 million and $2.4 million, respectively.

During the third and fourth quarters of fiscal 1996, the Corporation revised certain of its reengineering estimates. The revisions stem from mid-course corrections in the Corporation's strategic direction, following appointment of a new Chief Executive Officer and President of the Corporation and its U.S. subsidiary. Estimate revisions include changes in the number and location of planned facility closures, equipment to be abandoned or liquidated, revised severance accruals, relocation costs, and other costs related to decentralization of the company's organizational structure. Costs arising in connection with estimate revisions were offset, in part, by reversal of a portion of reengineering accruals established in 1995.

At year end 1996, the remaining accruals pertaining to the revised estimates totaled $7.9 million. For the year, cash expenditures and non-cash accrual reductions totaled $4.9 million and $7.6 million, respectively.

NOTE 6 - TAXES ON INCOME

The components of income (loss) before income taxes and minority interest were as follows:

         (Thousands of dollars)           1996         1995          1994
                                          ----         ----          ----
         Domestic                     $(14,163)    $ (6,971)      $ 4,261
         Foreign                        26,369       20,612        10,488
         Reengineering charge              --       (37,360)       (4,507)
                                      --------     --------       -------
                                      $ 12,206     $(23,719)      $10,242
                                      ========     ========       =======

The provision for (benefit of) taxes on income (loss) consisted of the following components:


         (Thousands of dollars)           1996         1995          1994
                                          ----         ----          ----
         Current
               Federal                 $    85     $ (1,115)      $   889
               State and Local              70          (88)          140
               Foreign                  10,061        7,123         5,261
                                       -------     --------        ------

                                        10,216        5,920         6,290
                                       -------     --------        ------
         Deferred
               Federal                  (4,021)     (13,067)       (1,770)
               State and Local            (387)      (1,696)          291
               Foreign                     498          777          (408)
                                       -------     --------       -------

                                        (3,910)     (13,986)       (1,887)
                                       -------     --------       -------

                                       $ 6,306     $ (8,066)      $ 4,403
                                       =======     ========       =======

Deferred tax balances consisted of the following temporary differences at February 29/28:

    (Thousands of dollars)                        1996                           1995                           1994
                                       Deferred Tax   Deferred Tax    Deferred Tax  Deferred Tax     Deferred Tax  Deferred Tax
                                          Assets       Liabilities       Assets      Liabilities        Assets      Liabilities
                                       ------------   ------------    ------------  ------------     ------------  ------------
    Alternative minimum tax                $ 6,474      $    --          $ 6,476      $   ---         $ 7,500      $   ---
    Tax loss and credit carryforward         6,231           --            4,758          ---             480          ---
    Foreign tax credit carryforward          1,835          ---            2,444          ---             ---          ---
    Self-insurance loss reserves             4,402          ---            3,731          ---           2,410          ---
    Pension and other compensation
       accruals                                218          ---              ---          795           1,266          ---
    State income tax accrual                   115          ---              260          ---           1,268          ---
    Vacation accrual                         1,552          ---            1,459          ---           1,268          ---
    Property                                   ---       35,433              ---       36,369             ---       37,233
    Reengineering charges                    5,741          ---            8,139          ---             ---          ---
    Environmental reserve                    2,063          ---              ---          ---             ---          ---
    Other                                    3,898        2,863            3,259        3,039           4,162        4,784
                                            ------       ------          -------      -------         -------      -------
                                           $32,529      $38,296          $30,526      $40,203         $18,354      $42,017
                                           =======      =======          =======      =======         =======      =======


The accompanying financial statements reflect effective tax (benefit) rates of 51.7% in 1996, (34.0%) in 1995, and 43.0% in 1994. An analysis of the differences between these rates and the Federal statutory rate is set forth below:

                                              1996                 1995                 1994
                                              ----                 ----                 ----
(Thousands of dollars)                  AMOUNT   PERCENT     Amount   Percent     Amount   Percent
- ---------------------------------------------------------------------------------------------------
Federal tax at statutory rates         $ 4,272     35.0 %   $(8,302)   (35.0)%   $ 3,483     34.0 %
State taxes, net of
    federal tax benefit                   (206)    (1.7)     (1,160)    (4.9)        285      2.8
Foreign income tax rate differential     1,384     11.4       1,248      5.2       1,099     10.7
Travel and entertainment limitation        605      5.0         561      2.4         210      2.1
Research and experimentation credit        ---      ---         ---      ---        (787)    (7.7)
Non-deductible amortization                265      2.2         492      2.1         226      2.2
Settlement gain                            ---      ---      (1,029)    (4.3)        ---      ---
Other - net                                (14)    (0.2)        124      0.5        (113)    (1.1)
                                       -------     ----     -------     ----     -------     ----
                                       $ 6,306     51.7 %   $(8,066)   (34.0)%   $ 4,403     43.0 %
                                       =======     ====     =======     ====     =======     ====

The Corporation's federal income tax returns are closed for all years up to 1988. The Corporation has U.S. federal tax net operating loss carry-overs totaling $11.2 million, which expire in 2011. In addition, the Corporation has alternative minimum tax credit carry-overs totaling $6.5 million, which have no carry-over limitation period. Research and experimentation credit carry-overs total $0.5 million and expire through 2007. Charitable contribution carry-overs total $1.8 million and expire through the year 2001.

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

The U.S. funded plan is the largest plan. Its benefits are based on length of service and the employee's highest five-year average compensation. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 5% and 6%, respectively for 1996 and 1995. The expected long-term rate of return on plan assets was 10% for both 1996 and 1995. The weighted average discount rate used was 7.8% and 8.8%, for 1996 and 1995, respectively. The market value of assets, consisting primarily of cash equivalents and equity securities is as reported by the trustee bank serving the pension plan.

Employees of non-U.S. subsidiaries generally receive pension benefits from corporate sponsored plans or from statutory plans administered by governmental agencies in their countries. Corporate sponsored foreign plans have applied the provisions of Statement of Financial Accounting Standards No. 87 using assumptions that are similar to those utilized for the U.S. plans.

The status of the Corporation's funded defined benefit plans is as follows:

(Thousands of dollars)                                                               1996        1995
Actuarial present value of benefit obligations
   Vested                                                                       $  98,638    $ 80,427
   Non-vested                                                                       2,873       1,978
                                                                                ---------    --------
Accumulated benefit obligation                                                    101,511      82,405
                                                                                =========    ========

Projected benefit obligation                                                      123,660     102,209
Plan assets at fair value                                                        (106,871)    (83,417)
                                                                                ---------    --------
Projected benefit obligation in excess of plan assets                              16,789      18,792
Unrecognized net transition obligation                                                265         283
Unrecognized prior service cost                                                     1,059       1,204
Unrecognized net loss (plan changes and actuarial losses)                         (18,115)    (17,832)
                                                                                ---------    --------
(Prepaid) Accrued pension cost, included in current and long-term liabilities   ($      2)   $  2,447
                                                                                =========    ========


The status of the Corporation's unfunded defined benefit plans is as follows:

(Thousands of dollars)                                             1996       1995
    Accumulated benefit obligation, all of which is vested      $ 6,328    $ 3,994
                                                                =======    =======

    Projected benefit obligation                                $ 7,989    $ 5,259
    Unrecognized prior service cost                              (2,223)    (2,282)
    Unrecognized net loss (plan changes and actuarial losses)      (293)      (102)
                                                                -------    -------
    Accrued pension cost, included in long-term liabilities     $ 5,473    $ 2,875
                                                                =======    =======

Net periodic pension expense for all defined benefit plans sponsored by the Corporation and its subsidiaries includes the following components:

(Thousands of dollars)                                 1996       1995       1994
Service cost (benefits earned during the period)   $  4,064    $ 4,732    $ 4,214
Interest cost on projected benefit obligation         8,977      8,537      7,719
Actual return on plan assets                        (21,172)      (607)    (8,357)
Net amortization and deferral                        13,983     (5,384)     3,003
                                                   --------    -------    -------
                                                   $  5,852    $ 7,278    $ 6,579
                                                   ========    =======    =======

Certain employees are covered under union-sponsored, collectively bargained, defined benefit plans. Expenses for these plans were $0.9 million in 1996 and 1995 and $0.8 million in 1994, as determined in accordance with negotiated labor contracts.

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

The retiree health care cost provision was $1.5 million and $1.9 million for fiscal 1996 and 1995, respectively. The components of the expense were as follows:

                                                                   1996     1995
Service costs  (benefits earned during the period)               $  284   $  418
Interest cost on accumulated postretirement benefit obligation      857      975
Amortization and deferred amounts                                   326      505
                                                                 ------   ------
Net periodic postretirement cost                                 $1,467   $1,898
                                                                 ======   ======


Benefit costs were calculated based on assumed cost growth for retiree health care costs of a 14.0% annual rate for 1997, decreasing to a 6.0% annual growth rate over a nine year period. The health care cost trend rate assumed has a significant effect on the amount reported. To illustrate, increasing the assumed medical cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation at February 29, 1996 by $2.1 million and the net periodic postretirement benefit cost for the year by $0.2 million. The accumulated retiree health care obligation at fiscal year end 1996 and 1995 was determined using a weighted average discount rate of 8.2% and 9.2%, respectively.

The accumulated retiree health care obligation at February 29/28 consisted of the following components:

    (Thousands of dollars)                                   1996        1995
Accumulated postretirement benefit obligation:
    Retirees                                             $  4,598    $  4,643
    Fully eligible active plan participants                 3,039       2,486
    Other active plan participants                          4,324       3,541
                                                         --------    --------
Unfunded accumulated postretirement benefit obligation     11,961      10,670
Unrecognized transition obligation                         (5,546)     (5,872)
Unrecognized losses                                        (2,536)     (1,665)
                                                         --------    --------
Accrued postretirement benefit cost                      $  3,879    $  3,133
                                                         ========    ========


NOTE 8 - BUSINESS ACQUISITIONS

At the end of fiscal 1996, the Corporation acquired a company located in the United Kingdom with annual sales revenues of approximately $70 million. The acquisition included equity shares with a total value of $16.0 million. Funding for the acquisition was provided from credit line borrowings. The newly acquired operations were consolidated with the Corporation's existing operations in the United Kingdom.

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

NOTE 9 - COMMON STOCK TRANSACTIONS

STOCK OPTIONS AND RESTRICTED STOCK AWARDS

The Corporation's long-term incentive stock plans (the Plans) provide for the granting of non-qualified stock options, incentive stock options, and restricted stock awards, to non-employee directors, officers, and key employees. For incentive stock options, the option price may not be less than the fair market value of the common stock at the date of grant. Non-qualified stock options may be granted at less than the fair market value of the common stock. Options may be exercisable as determined by the committee of the Board of Directors that administers the Plans.

Under the 1993 Non-Employee Director Stock Option Plan, options become exercisable six months after grant or upon termination of service to the Board, whichever is earlier, and expire three months to five years after termination of service to the Board, depending on the circumstances of retirement.

Under the 1992 Long-Term Incentive Plan (LTIP), options become exercisable at the earlier of ten years after date of grant, or beginning 3 years after the date of grant, based on the Corporation's performance compared with performance of a selected peer group. Options typically expire 10 years and 3 months after the date of grant. Certain recipients of grants under the 1992 LTIP are also entitled to receive, subject to achievement of specified Corporation performance compared with the selected peer group, cash incentives equivalent to the tax adjusted exercise price of the options,.

Under the 1986 and 1995 Long-Term Incentive Stock Plans, options become exercisable at the rate of 20% per year beginning two years after the date of grant, and expire ten years after the date of grant.

Restricted Stock Awards (RSA's) may be granted or sold to officers and key employees. RSA's may not be sold or otherwise disposed of during the established restriction periods, presently up to six years. At the end of fiscal 1995, RSA's totaling 142,293 shares were held for the benefit of certain executive and other officers in connection with an incentive compensation arrangement. Vesting of these RSA's and payment of the related dividends were subject to performance criteria which were not achieved.

Unamortized deferred stock compensation expense related to RSA's granted of approximately $4,000 and $74,000, is classified as such in the shareholders' equity section of the Corporation's balance sheet for 1996 and 1995, respectively.

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

The following table summarizes activity in the Plans:

                                             Number of Shares
                                ----------------------------------------------
                                               Restricted            Available
                                    Under           Stock           for Future
                                   Option          Awards      Option or Award           Price Range
Outstanding, year-end 1994        794,559          79,007              760,311        $4.19 - $14.56
    Granted                       353,114         144,345             (497,459)         4.58 - 13.75
    Exercised                     (15,167)             --                   --          4.19 - 11.20
    Canceled or expired           (25,098)         (4,540)              29,638          5.91 - 13.75
    RSA's vested                       --         (26,329)                  --
    Reserved under 1992 Plan           --              --              750,000
    Reserved under 1993 Plan           --              --              150,000
                                ---------       ---------           ----------

Outstanding, year-end 1995      1,107,408         192,483            1,192,490          4.58 - 14.56
    Granted                       292,372              --             (292,372)         4.20 - 13.50
    Exercised                     (36,908)             --                   --          5.91 - 11.20
    Canceled or expired           (25,011)       (144,205)             169,216          8.72 - 13.75
    RSA's vested                       --         (28,193)                  --
    Reserved under 1992 Plan           --              --              750,000
    Reserved under 1995 Plan           --              --            2,000,000
                                ---------       ---------           ----------

Outstanding, year-end 1996      1,337,861          20,085            3,819,334          4.20 - 13.86
                                =========       =========           ==========

Exercisable at year-end 1996      172,295
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

The Corporation is subject to a variety of environmental laws and regulations and faces exposure from actual or potential claims and legal proceedings involving environmental matters. The Corporation or related entities have been contacted by various governmental agencies regarding potential liability for a share of the cost of clean up of independent waste disposal or recycling sites with alleged or confirmed contaminated soil and/or groundwater to which the Corporation or related entities may have taken waste products. With regard to many of these sites, the Corporation has denied liability because of an absence of any connection between the Corporation or related entities and the waste disposal or recycling site. The Corporation believes there are twenty-eight in which the Corporation may be liable for a share of the cost of clean up. With the exception of one site, those sites which show some alleged evidence of an association between the Corporation or related entities and the waste disposal or recycling site, the Corporation is considered a de minimis, or small quantity, "potentially responsible party." The Corporation estimates the probable liability for the remediation of independent waste disposal sites totals $1.7 million, which is included in the Corporation's environmental accrual. Possible costs for these sites could range up to $3.0 million.

Forty-three owned, previously owned, or leased sites of the Corporation are currently undergoing remediation efforts or are in the process of active review of the need for potential remedial efforts. Some of these efforts are being conducted pursuant to governmental proceedings or investigations, while others are being conducted voluntarily by the Corporation, with appropriate state or federal agency oversight and approval. The following table shows additions to and expenditures charged against the Corporation's environmental accruals during the past three fiscal years:

      (Millions of dollars)        1996        1995         1994
                                  ------------------------------
      Beginning balance           $17.0       $15.6       $15.4
      Expense provisions            5.0         5.4         4.0
      Expenditures                 (5.4)       (4.0)       (3.8)
                                  -----       -----       -----
      Ending balance              $16.6       $17.0       $15.6
                                  =====       =====       =====


Annual cash expenditures for remedial, monitoring, and investigatory activities have averaged approximately $4.4 million during the past three years. In addition, annual cash expenditures for environmental capital expenditures have averaged $1.0 million. While the Corporation does not anticipate a material increase in the projected annual level of its environmental related expenditures, there is the possibility that such increases may occur in the future. The precision of the Corporation's environmental estimates is affected by several uncertainties such as the developments at sites resulting from investigatory studies; the extent of required cleanup; the complexity of applicable government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertainty concerning recovery of such costs from third-parties which may be jointly liable; and the questionable level of the Corporation's involvement at various sites at which the Corporation is allegedly associated. The Corporation periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as new remediation requirements are defined, as information relevant to reasonable estimates to be made becomes available, and to reflect new and changing facts. The accruals do not reflect any possible future insurance recoveries.

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

At year end 1996, the Corporation had letters of credit outstanding totaling approximately $8.1 million, which guaranteed various insurance and financing activities. Substantially all of these are automatically renewable each year.

NOTE 11 - GEOGRAPHIC INFORMATION

Univar operates in only one industry segment (chemical distribution) in the United States, Canada, and Europe.

(Thousands of dollars)                               UNITED STATES      CANADA        EUROPE
       1996
         Sales                                          $1,276,709     $401,338     $359,627
         Income (loss) from operations                      (3,302)      18,935       10,903
         Identifiable assets                               406,449      149,179      184,977
         Depreciation and amortization expense              22,085        2,710        4,340
         Capital expenditures                               14,567        4,794        3,175

       1995
         Sales                                          $1,273,429     $356,089     $283,210
         Income (loss) from operations (1)                 (34,785)      15,370        6,960
         Identifiable assets                               418,659      122,041      132,503
         Depreciation and amortization expense              21,723        2,168        3,129
         Capital expenditures                               13,723        4,538        4,774

       1994
         Sales                                          $1,251,549     $295,564     $255,351
         Income from operations (1)                          8,755        9,940        3,943
         Identifiable assets                               438,519      102,241      111,934
         Depreciation and amortization expense              21,496        2,353        3,600
         Capital expenditures                                7,844        2,141        4,039

         (1) The income (loss) from operations includes reengineering charges totaling $37.4 million and $4.5 million, respectively, in fiscal 1995 and 1994.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(Thousands of dollars,
except per share data)              First     Second       Third      Fourth
1996
   Sales                         $552,932   $531,054    $479,756   $ 473,932
   Gross margin                    77,929     73,301      67,313      62,291
   Net income (loss)                7,770      4,294          28      (6,192)
   Net income (loss) per share   $    .36   $    .20    $    .00   $    (.29)

1995
   Sales                         $503,335   $496,820    $468,778   $ 443,795
   Gross margin                    71,260     69,927      68,964      63,522
   Net income (loss)                1,497    (19,094)        935         405
   Net income (loss) per share   $    .08   $   (.88)   $    .04   $     .02

1994
   Sales                         $487,951   $474,118    $430,299   $ 410,096
   Gross margin                    70,399     70,022      64,224      64,888
   Net income (loss)                3,273      1,957         458        (228)
   Net income (loss) per share   $    .17   $    .10    $    .02   $    (.01)


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

The Corporation and the receiver reached a settlement of all claims, counterclaims and disputes on October 31,1994. As part of the settlement agreement, the note plus accrued interest and the additional consideration discussed above were satisfied. A settlement gain totaling $3.0 million, net of related costs, was recorded as a recovery of representations and warranties pertaining to environmental costs ($0.9 million), interest ($0.8 million) and damages caused by the receiver's actions as part of the bankruptcy proceedings ($1.3 million). Univar Europe is consolidated using its financial year-end, December 31. Accordingly, recognition of the settlement gain is included in the Corporation's fourth quarter of fiscal 1995.

MANAGEMENT RESPONSIBILITY FOR FINANCIAL DATA

     The management of Univar Corporation has prepared and is responsible for the integrity and fairness of the financial statements and other financial information presented in this annual report. The statements have been prepared in accordance with generally accepted accounting principles and, to the extent appropriate, include amounts based on management's judgment and/or estimates. In order to discharge its responsibilities for these financial statements and information, management maintains accounting systems and related internal controls. These controls are designed to provide reasonable assurance that transactions are properly authorized and recorded, that assets are safeguarded, and that financial records are reliably maintained. While management continually monitors the effectiveness of and compliance with its control systems, the concept of reasonable assurance, however, incorporates an acknowledgment that the cost of a control system must be related to the benefits derived.

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

     Management has reviewed the recommendations of Arthur Andersen LLP, and has responded in what we believe to be appropriate and cost-effective ways.

     The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with management and with the independent auditors to review the quality of financial reporting, the operation and development of the internal control systems, and the work of independent auditors.

     The independent auditors regularly meet with the Audit Committee without the presence of any other parties.



/s/ Paul H. Hough                            /s/ Gary E. Pruitt
- --------------------------------------       ------------------------------
PAUL H. HOUGH                                GARY E. PRUITT
President  and Chief Executive Officer       Chief Financial Officer
                                             (Principal Financial Officer)
                                             (Principal Accounting Officer)

ARTHUR ANDERSEN LLP
801 Second Avenue, Suite 800
Seattle, WA 98104
(206) 623-8023

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Univar Corporation:

We have audited the accompanying consolidated balance sheets of Univar Corporation (a Washington corporation) and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Univar Corporation and subsidiaries as of February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.


Arthur Andersen LLP
Seattle, Washington,
April 24, 1996

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       (1)  Financial Statements                             INDEX

          Consolidated Statements of Operations                Page  19
          Consolidated Statements of Cash Flows                Page  20
          Consolidated Balance Sheets                          Page  21-22
          Consolidated Statements of Shareholders' Equity      Page  23
          Notes to Consolidated Financial Statements           Page  24-38

          (2)  Financial Statement Schedules

          (a)      Selected Quarterly Data (see page 37)

          (b) The following financial schedule is submitted herewith. All other financial schedules are either not applicable or are fully disclosed in the applicable section of the Corporation's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   Schedule II  Valuation and Qualifying Accounts

          (c) Report of Independent Public Accountants, Arthur Andersen LLP, dated April 24,1996.

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                       UNIVAR CORPORATION AND SUBSIDIARIES
              FOR THE YEARS ENDED FEBRUARY 28, 1995, 1994, AND 1993
                             (THOUSANDS OF DOLLARS)

- --------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                 Balance      -------------------------                      Balance
                                                    at        Charged to     Charged to                         at
                                               Beginning of    Costs and       Other                          End of
                Description                        Year        Expenses       Accounts    Deductions(1)        Year
- --------------------------------------------------------------------------------------------------------------------
Allowance for losses on receivables for the year ended:
       February 28, 1996                         $1,695         $2,255          $0           $2,026           $1,924
                                                 ======         ======          ==           ======           ======

       February 29, 1995                         $1,848         $1,481          $0           $1,634           $1,695
                                                 ======         ======          ==           ======           ======

       February 28, 1994                         $1,852         $2,294          $0           $2,298           $1,848
                                                 ======         ======          ==           ======           ======




(1)  Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVAR CORPORATION

Date: May 17, 1996                  /s/ Paul H. Hough
     -------------------------      --------------------------------------------
                                    Paul H. Hough
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 17, 1996                  /s/ Gary E. Pruitt
     -------------------------      --------------------------------------------
                                    Gary E. Pruitt,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

DIRECTORS

James W. Bernard
Sjoerd D. Eikelboom
Richard E. Engebrecht
Paul H. Hough
Roger L. Kesseler
Curtis P. Lindley
N. Stewart Rogers
John G. Scriven
Andrew V. Smith
Roy E. Wansik
Nicolaas J. Westdijk
James H. Wiborg

By:/s/ William A. Butler
- ------------------------------------
William A. Butler, Attorney-in-Fact
Power of Attorney dated  May 2, 1996

ARTHUR ANDERSEN LLP
801 Second Avenue, Suite 800
Seattle, WA 98104
(206) 623-8023

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Univar Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Univar Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 24, 1996. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule included in this Form 10-K is presented for the purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Arthur Andersen LLP
Seattle, Washington,
April 24, 1996

                                  EXHIBIT INDEX

Exhibit
Number   Description                                                                  Page No.
- ----------------------------------------------------------------------------------------------
Exhibits identified in parentheses below, on file with the Securities and
Exchange Commission, are incorporated herein by reference as exhibits hereto.
 (3.1)   Articles of Incorporation of the Registrant (filed as an attachment to the Registrant's proxy statement dated July 7, 1995).

 (3.2)   By-laws of the Registrant (filed as Exhibit 3.3(ii) to Registration
         Sttement on Form 8-B of the Registrant (then known as New Univar
         Corporation).

(10.2)   Univar Corporation 1986 Long-Term Incentive Stock Plan (filed with
         Registration Statement on Form S-8, File No. 33-08523).

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

 10.8    Notice of Transfer and Addendum to Standstill Agreement between Univar
         Corporation and Pakhoed Investeringen B.V., dated as of June 3, 1992.         48

(10.9) Shareholder Agreements relating to change of control of the Corporation with Messrs. James W. Bernard; Richard E. Engebrecht; M. M. Harris;
         Curtis P. Lindley; N. Stewart Rogers; Nat S. Rogers; Robert S. Rogers;
         and James H. Wiborg, dated as of September 19, 1986 (filed as Exhibit
         4(ii) to Form 8-K dated November 1, 1986, File No. 0-2754).

 10.11   Amended and Restated Univar Corporation Supplemental Benefits Plan,
         dated as of May 1,1996.                                                       49

(10.12) Agreements relating to compensation in the event of a change in control of the Corporation between the Corporation and Messrs. James L.
         Fletcher and William A. Butler (filed as Exhibit 10.11 to Form 10-K dated May 26, 1995).

(10.13) Agreement relating to compensation in the event of a change in control of the Corporation between the Corporation and H. Drew MacAfee dated as of March 2, 1995 (filed as Exhibit 10.12 to Form 10-K dated May 26,
         1995).

(10.14) Agreement relating to compensation in the event of a change in control of the Corporation between Univar United Kingdom Ltd. and Jeffrey
         Ellwood, dated as of March 2, 1995 (filed as Exhibit 10.13 to Form 10-K dated May 26, 1995).

 10.15   Agreement relating to compensation in the event of a change in control of the Corporation between the Corporation and Mr. Paul H. Hough, dated
         as of May 1, 1996.                                                            52

 10.16   Agreement relating to compensation in the event of a change in control of the Corporation between the Corporation and Mr. Gary E. Pruitt,
         dated as of March 2, 1995.                                                    59

 10.17   Agreement relating to compensation in the event of a change in control of the Corporation between Van Waters & Rogers Ltd. and Mr. Larry R.
         Bullock, dated as of May 1, 1996.                                             66



Exhibit
Number   Description                                                                Page No.
- --------------------------------------------------------------------------------------------
(10.18)  Univar Corporation Stock Purchase Plan as amended and restated as of
         May 31, 1994 (filed with Registration Statement on Form S-8, File No.
         33-53907).

(10.19)  Univar Corporation Uni$aver Tax Savings Investment Plan (filed with
         Registration Statement on Form S-8, File No. 33-34511).

(10.20) Van Waters & Rogers Ltd./Univar Corporation Stock Purchase Plan (filed with Registration Statement on Form S-8, File No. 2-71255).

(10.21) Agreement on the Right of First Refusal - Univar Europe N.V. by and between Univar Corporation and the Dow Chemical Company dated as of June 24, 1991 (filed as Exhibit 2(iv) to Form 8-K dated June 24, 1991,
         File No. 1-5858).

(10.22) Pre-emption Agreement between Univar Europe N.V., K&K Greeff Limited and The Dow Chemical Company Limited dated as of June 24, 1991 (filed as Exhibit 2(v) to Form 8-K dated June 24, 1991, File No. 1-5858).

 10.23   Univar Corporation 1992 Long-Term Incentive Plan as amended and
         restated as of February 28, 1996.                                            71

 10.24   Van Waters and Rogers Ltd. Supplemental Benefits Plans dated June 25,
         1993, as amended and restated as of May 7, 1996.                             80

(10.25) Univar Corporation 1993 Non-Employee Director Stock Option Plan (filed as Exhibit 4 to Registration Statement of Form S-8 dated May 31, 1994,
         File No. 33-53907)

(10.26) Amended and Restated Agreement of Purchase and Sale of stock between Univar Corporation and The Dow Chemical Company dated as of May 13,
         1994 (filed as Exhibit 4i to Form 8-K dated May 13, 1994, file no.
         1-5858.)

(10.27) Amended and Restated Standstill Agreement between Univar Corporation and The Dow Chemical Company dated May 13, 1994 (filed as Exhibit 4(I) to Form 8-K dated May 13, 1994, File No. 1-5858)

(10.28)  1995 Incentive Stock Plan dated April 25, 1995 (filed as Exhibit 4 to
         Registration Statement on Form S-8, File No. 33-03199).

 22      Subsidiaries of Registrant.                                                  84

 24.1    Consent of Independent Public Accountants - Arthur Andersen LLP              85

 25      Power of Attorney.                                                           86

 27      Financial Data Schedule                                                      88

 28.2    Form 11-K Annual Report for the Univar Corporation Stock Purchase Plan.      90

 28.4    Form 11-K Annual Report for the Van Waters & Rogers Ltd./Univar
         Corporation Stock Purchase Plan.                                             92
