Form 10-K/A
period 1996-02-29
UNIVAR CORP
filed 1996-06-24
CIK 101929

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                             ON WHICH REGISTERED
   -------------------                             -------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

ON JUNE 3, 1996, THE CORPORATION ANNOUNCED THAT ROYAL PAKHOED N.V. ("PAKHOED"), A MAJOR SHAREHOLDER OF THE CORPORATION, WAS INITIATING A TENDER OFFER FOR ALL OF THE COMMON SHARES (THE "SHARES") OF THE CORPORATION. PURSUANT TO THE TERMS OF AN AGREEMENT AND PLAN OF REORGANIZATION (THE "REORGANIZATION AGREEMENT") DATED AS OF MAY 31, 1996, AMONG PAKHOED, THE CORPORATION, AND UC ACQUISITION CORP., AN INDIRECT SUBSIDIARY OF PAKHOED ("BUYER"), BUYER HAS INITIATED A TENDER OFFER AT A PRICE OF $19.45 PER SHARE (THE "TENDER OFFER"). THE TENDER OFFER BEGAN JUNE 7, 1996, AND WILL TERMINATE JULY 15, 1996 UNLESS EXTENDED BY PAKHOED.

ON JUNE 7, 1996, PAKHOED FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") A TENDER OFFER STATEMENT ON SCHEDULE 14D-1, WHICH INCLUDES AN OFFER TO PURCHASE ("SCHEDULE 14D-1"). ON JUNE 7, 1996, THE CORPORATION FILED WITH THE COMMISSION A SOLICITATION/RECOMMENDATION STATEMENT ON SCHEDULE 14D-9 ("SCHEDULE 14D-9"). BOTH OF THESE FILINGS ARE INCORPORATED BY REFERENCE. COPIES OF THESE FILINGS ARE AVAILABLE FOR COPYING AT THE OFFICES OF THE COMMISSION OR BY CALLING D.F. KING & CO., INC., INFORMATION AGENT FOR THE TENDER OFFER, AT 1-800-735-3591.

PART 1

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                Age         Business Experience Past Five Years                      Position Held _
- -------------------------------------------------------------------------------------------------------------------------
James H. Wiborg    (1)              71          Chairman of Registrant                                   1990 -
    Chairman
    Director

Paul Hough                          57          President and Chief Executive Officer of Registrant      1995 -
    President and CEO                           Vice President of Registrant                             1992 -1995
                                                President, Van Waters & Rogers Ltd.                      1991 -1995
                                                Vice President, Van Waters & Rogers Ltd.                 1988 - 1991
                                                (Distribution of chemicals and
                                                related products)

Jeffrey Ellwood                     50          Vice President of the Registrant                         1995 -
    Vice President                              Managing Director of Univar Europe                       1991 -

William A. Butler                   45          Vice President, General Counsel,
    Vice President, General                     and Corporate Secretary of Registrant                    1990 -
       Counsel and Corporate
       Secretary

Gary E. Pruitt                      46          Chief Financial Officer                                  1995 -
    Chief Financial Officer                     Vice President-Finance, Treasurer and
                                                Assistant Corporate Secretary of the Registrant          1992 - 1995
                                                Vice President, Treasurer and Assistant
                                                Corporate Secretary of Registrant                        1989 - 1992

James L. Fletcher                   52          Vice President of Registrant                             1989 -
    Vice President

H. Drew  MacAfee                    46          Vice President - Human Resources of Registrant           1995 -
                                                Vice President - Human Resources                         1992 -
    Vice President,                              Van Waters & Rogers Inc.
    Human Resources                             Vice President - Human Resources
                                                 Spacelabs, Inc. (Medical Electronics)                   1985 - 1992

(1) Family Relationships: James H. Wiborg and N. Stewart Rogers, directors of the Registrant, are brothers-in-law.

No arrangement or understanding exists between any officer and any other person pursuant to which he or she was elected as an officer.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended February 29/28
(Thousands of dollars, except per share amounts)

                                                                         1996                 1995                1994
                                                                         ----                 ----                ----
Sales                                                              $2,037,674           $1,912,728          $1,802,464

Cost of Sales                                                       1,756,840            1,639,055           1,532,931
                                                                    ---------            ---------           ---------
Gross Margin                                                          280,834              273,673             269,533

Operating Expenses                                                    254,138              248,767             242,388

Reengineering Charges                                                     160               37,361               4,507
                                                                    ---------           ----------          ----------
Income (Loss) from Operations                                          26,536             (12,455)              22,638
Other Income (Expense):

    Interest expense                                                 (15,226)             (11,973)            (12,921)
    Other - net                                                           896                  709                 525
                                                                   ----------           ----------         -----------
Income (Loss) Before Provision for (Benefit of)

    Taxes on Income and Minority Interest                              12,206             (23,719)              10,242
Provision for (Benefit of) Taxes on Income (Loss)                       6,306              (8,066)               4,403
                                                                    ---------          ----------           ----------
Income (Loss) Before Minority Interest                                  5,900             (15,653)               5,839

Interest's Share in Income of Foreign Subsidiary                          ---                 604                  379
                                                                  -----------          ----------          -----------
Net Income (Loss)                                                      $5,900            $(16,257)             $ 5,460
                                                                       ======           ==========          ==========
Net Income (Loss) Per Share                                           $  0.27          $    (0.76)           $    0.28
                                                                      =======          ===========           =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended February 29/28
(Thousands of dollars)

                                                                           1996              1995              1994
                                                                           ----              ----              ----
Cash Flows Provided by Operating Activities
    Net income (loss)                                                    $5,900         $(16,257)           $ 5,460
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                     29,135            27,020            27,449
       Loss on sale of fixed assets                                       1,306
       Deferred taxes on income                                         (4,430)           (4,463)           (2,452)
       Other liabilities and deferred credits                           (2,024)               836           (1,483)
       Non-cash portion of reengineering charges                            ---            16,389               ---
       Other-net                                                          (707)                53             (294)
       Change in assets and liabilities, net of effect
         of businesses acquired:
           Accounts receivable                                         (12,889)          (11,656)           (4,804)
           Inventories                                                 (20,628)           (5,864)             6,212
           Accounts payable                                              16,002            16,463            (3,991)
           Other current assets                                           1,221           (2,734)             5,226
           Other current liabilities                                      6,212           (3,841)             4,063
                                                                           ----           -------             -----

       Net Cash Provided by Operating Activities                         19,098            15,946            35,386
                                                                         ------            ------           -------
Cash Flows Used by Investing Activities
    (Increase in) proceeds from investments                               (208)            1,790              1,132
    Additions to property, plant, and equipment                        (22,536)          (21,437)           (14,121)
    Acquisition of businesses and investments                          (16,004)          (32,065)            (4,383)
    Sale of business                                                        ---               ---             2,812
    Change in other assets                                                  457               305              (106)
                                                                      ---------       -----------        ----------
       Net Cash Used by Investing Activities                           (38,291)          (51,407)           (14,666)
                                                                       --------          --------          --------
Cash Flows Provided (Used) by Financing Activities
    Short-term borrowing - net                                            9,638             7,685            (6,813)
    Common stock activity                                                   241            37,770               286
    Long-term debt proceeds                                             119,851            50,000            20,000
    Reduction in long-term debt                                       (105,494)          (50,704)           (40,739)
    Payment of dividends                                                (6,477)           (6,215)            (5,895)
                                                                   ------------         ---------        ----------
       Net Cash Provided (Used) by Financing Activ                      17,759            38,536           ( 33,161)
                                                                      --------          --------         ----------
Effect of Exchange Rate Changes on Cash                                     971               911            (1,545)
                                                                     ----------          --------        ----------
Net Cash Provided (Used)                                                  (463)             3,986           (13,986)
Cash and Equivalents at Beginning of Year                                19,516            15,530            29,516
                                                                         ------            ------         ---------
Cash and Equivalents at End of Year                                     $19,053          $ 19,516         $  15,530
                                                                        =======          ========         =========
Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for:
       Interest (net of capitalized interest)                           $15,212           $13,309           $13,325
       Taxes on income                                                    9,939             3,259             6,008

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

February 29/28
(Thousands of dollars)                                                  1996          1995

ASSETS
Current Assets
    Cash and equivalents                                             $19,053       $19,516
    Receivables-
       Trade accounts (less allowance for losses of
       $1,924 in 1996 and $1,695 in 1995)                            261,272       233,844
       Other                                                          10,621        10,055
    Inventories                                                      162,469       133,282
    Prepaid expenses and other                                        11,301        10,551
                                                                   ---------     ---------
       Total current assets                                          464,716       407,248

Real Properties Held for Sale and Long-Term Receivables               24,193        28,780

Property, Plant, and Equipment
    Land                                                              23,950        24,052
    Buildings                                                        117,410       112,267
    Equipment                                                        230,129       222,448
    Leased property under capital leases                               6,716         5,213
    Construction in progress                                           3,763         7,251
                                                                   ---------     ---------
                                                                     381,968       371,231
    Accumulated depreciation and amortization                      (167,957)     (162,876)
                                                                   ---------     ---------
       Net property, plant, and equipment                            214,011       208,355

Other Assets                                                          37,685        28,820
                                                                  ----------     ---------
                                                                    $740,605      $673,203
                                                                    ========       =======


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

February 29/28
(Thousands of dollars)                                              1996            1995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Bank overdrafts                                              $21,217         $19,584
    Notes payable                                                 49,502          36,284
    Current portion of long-term debt                              6,389           3,978
    Accounts payable                                             253,500         222,675
    Other accrued liabilities                                     58,665          48,119
                                                                --------        --------
       Total current liabilities                                 389,273         330,640

Long-Term Debt, less Current Portion                             132,812         122,086

Other Long-Term Liabilities
    Deferred taxes on income                                       8,903          12,408
    Other liabilities and deferred credits                        30,011          31,906
                                                                --------        --------
       Total other long-term liabilities                          38,914          44,314

Commitments and Contingencies                                          -               -

Shareholders' Equity
    Preferred stock, no par value
       Authorized 5,000,000 shares in 1996
       and 750,000 shares in 1995                                      -               -
    Common stock, no par in 1996 and par value
         $.33 1/3 per share in 1995
         Authorized - 100,000,000 shares in 1996
         and 40,000,000 shares in 1995
         Issued - 21,681,624 shares in 1996
        and 24,018,502 shares in 1995                            105,505           8,006
    Additional paid-in capital                                         -         107,799
    Retained earnings                                             73,859          74,428
    Cumulative translation adjustment                                246         (4,909)
    Treasury stock, at cost, 2,222,539 shares in 1995                  -         (9,087)
    Deferred stock compensation expense                              (4)            (74)
                                                                --------         -------
       Total shareholders' equity                                179,606         176,163
                                                                 -------         -------
                                                                $740,605        $673,203
                                                                 =======         =======

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      Deferred
                                                                                                       Stock            Total
For the Three Years Ended                          Additional              Cumulative                 Compen-           Share-
February 29, 1996                          Common  Paid-in     Retained   Translation    Treasury      sation         holders'
(Thousands of dollars)                      Stock  Capital     Earnings    Adjustment       Stock     Expense           Equity
- --------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1993                  7,339   69,555       97,495       (1,041)     (9,633)       (425)          163,290
   Net income                                   -        -        5,460             -           -           -            5,460
   Exercise of stock options                    -       58            -             -          85           -              143
   Cash dividends at

       $.30 per share                           -        -      (5,895)             -           -           -           (5,895)
   Foreign currency

       translation adjustment                   -        -            -       (5,920)           -           -           (5,920)
   Purchase of treasury stock                   -        -            -             -        (44)           -              (44)
   Stock compensation expense                   -        -            -             -        (18)         205              187
   Other                                        -      185            -             -           -           -              185
- --------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1994                  7,339   69,798      97,060       (6,961)     (9,610)       (220)          $157,406
   Net loss                                     -        -     (16,257)             -           -           -          (16,257)
   Sale of stock (2.0 million shares)         667   36,813            -             -           -           -           37,480
   Exercise of stock options                    -       63            -             -          62           -              125
   Stock awards (144,345 shares)                -      887            -             -         587     (1,474)                -
   Cash dividends at
       $.30 per share                           -        -      (6,375)             -           -           -           (6,375)
   Foreign currency
       translation adjustment                   -        -            -       2,052             -           -            2,052
   Purchase of treasury stock                   -        -            -             -        (73)           -             (73)
   Stock compensation expense                   -        -            -             -        (53)       1,620            1,567
   Other                                        -      238            -             -           -           -              238
- --------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1995                  8,006  107,799      74,428       (4,909)      (9,087)         (74)         176,163
   Net income                                                    5,900                                                   5,900
   Exercise of stock options                           176                                   164                           340
   Cash dividends at
       $.30 per share                                           (6,469)                                                 (6,469)
   Foreign currency
       translation adjustment                                                 5,155                                      5,155
   Purchase of treasury stock                                                             (1,559)                       (1,559)
   Stock compensation expense                                                                              70               70
   Reincorporation in Washington State     97,493 (107,975)                               10,482                             -
   Other                                        6
- --------------------------------------------------------------------------------------------------------------------------------
Balance, February 29, 1996                105,505        -      73,859          246           -            (4)         179,606
================================================================================================================================

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

REVENUE RECOGNITION
The Corporation records revenues as orders are shipped.

INVENTORIES
Inventories consist primarily of finished goods. The methods of valuation of inventories at the balance sheet dates were as follows:

(Thousands of dollars)                                     1996             1995
At Cost (last-in, first-out method)                     $81,781          $66,571
At Lower of Cost or Market (average-cost method)         80,688           66,711
                                                         ------        ---------
                                                       $162,469         $133,282
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

NOTE 3 - LONG-TERM DEBT AND REVOLVING CREDIT

Long-term debt consists of the following at February 29/28:

(Thousands of dollars)                                             1996                  1995

Senior Debt:
    Revolving credit agreement                                 $115,000              $100,000
    Multi-currency revolving credit agreement                    13,133                   ---
    Term credit agreements, 5.26% and 9.84%, unsecured              ---                13,333
    Industrial revenue bonds, 7.25%, secured by certain
       real property, payable in installments to 1999               750                 1,000
    Non-U.S. mortgage loans, 5.75%, payable in
       installments to fiscal 1997                                2,167                 1,949
    Other                                                         4,818                 6,117
Capitalized Lease Obligations:
    8.51% to 11.75%, secured by certain real property,
       payable in monthly installments to 2020                    3,333                 3,665
                                                               --------             ---------
                                                                139,201               126,064
Current portion                                                  (6,389)               (3,978)
                                                              ---------             ----------
                                                               $132,812              $122,086
                                                               ========               ========

Maturities of long-term debt for the fiscal years ending 1998-2001 are as follows:

                           1998         $1,001
                           1999            688
                           2000            476
                           2001            470


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

Future minimum lease payments as of year-end under capital leases and non-cancelable operating leases, having initial lease terms of more than one year, are as follows:

                                                        Capital      Operating
         (Thousands of dollars)                          Leases         Leases

         1997                                           $   707        $25,042
         1998                                               707         19,010
         1999                                               707         13,017
         2000                                               707          9,259
         2001                                               616          6,548
         Thereafter                                       1,452         13,213
                                                        -------        -------
         Total minimum lease payments                     4,896        $86,089
                                                                       =======
         Amounts representing interest                   (1,563)
                                                        --------
         Present value of net minimum lease payments    $ 3,333
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

NOTE 6 - TAXES ON INCOME

The components of income (loss) before income taxes and minority interest were as follows:

         (Thousands of dollars)                                1996                 1995                   1994
                                                               ----                 ----                   ----
         Domestic                                         $(14,163)            $ (6,971)                 $4,261
         Foreign                                            26,369               20,612                  10,488
         Reengineering charge                                --                 (37,360)                 (4,507)
                                                          ---------            ---------                 ------
                                                           $12,206             $(23,719)                $10,242
                                                           =======             =========                =======

The provision for (benefit of) taxes on income (loss) consisted of the following components:

         (Thousands of dollars)                                1996                 1995                   1994
                                                              ----                 ----                   ----
         Current
               Federal                                          $85            $ (1,115)                $   889
               State and Local                                   70                 (88)                    140
               Foreign                                       10,061                7,123                  5,261
                                                             ------            ---------                 ------
                                                             10,216                5,920                  6,290
                                                             ------            ---------                 ------
         Deferred
               Federal                                      (4,021)             (13,067)                 (1,770)
               State and Local                                (387)              (1,696)                    291
               Foreign                                          498                  777                   (408)
                                                           --------           ----------               --------
                                                            (3,910)             (13,986)                 (1,887)
                                                             ------             --------               --------
                                                             $6,306             $(8,066)                 $4,403
                                                             ======             ========                 ======

Deferred tax balances consisted of the following temporary differences at February 29/28:

(Thousands of dollars)                   1996                           1995    1994
                                 Deferred Tax Deferred Tax  Deferred Tax      Deferred Tax    Deferred Tax      Deferred Tax
                                    Assets    Liabilities     Assets          Liabilities       Assets          Liabilities
Alternative minimum tax            $ 6,474   $    --         $ 6,476          $    --          $ 7,500          $    --
Tax loss and credit carryforward     6,231        --           4,758               --              480               --
Foreign tax credit carryforward      1,835        --           2,444               --               --               --
Self-insurance loss reserves         4,402        --           3,731               --            2,410               --
Pension and other compensation
       accruals                        218        --              --              795            1,266               --
State income tax accrual               115        --             260               --            1,268               --
Vacation accrual                     1,552        --           1,459               --            1,268               --
Property                                --    35,433              --           36,369               --           37,233
Reengineering charges                5,741        --           8,139               --               --               --
Environmental reserve                2,063        --              --               --               --               --
Other                                3,898     2,863           3,259            3,039            4,162            4,784
                                   -------   -------         -------          -------          -------          -------
                                   $32,529   $38,296         $30,526          $40,203          $18,354          $42,017
                                   =======   =======         =======          =======          =======          =======

The accompanying financial statements reflect effective tax (benefit) rates of 51.7% in 1996, (34.0%) in 1995, and 43.0% in 1994. An analysis of the differences between these rates and the Federal statutory rate is set forth below:

                                              1996                           1995                        1994
                                              ----                           ----                        ----
(Thousands of dollars)                  AMOUNT    PERCENT           Amount       Percent          Amount      Percent
- ---------------------------------------------------------------------------------------------------------------------------------
Federal tax at statutory rates          $4,272      35.0%         $(8,302)         (35.0%)        $3,483         34.0%
State taxes, net of
    federal tax benefit                  (206)      (1.7)          (1,160)          (4.9)            285          2.8
Foreign income tax rate differetial     1,384       11.4            1,248            5.2           1,099         10.7
Travel and entertainment limitation       605        5.0              561            2.4             210          2.1
Research and experimentation credit       ---        ---              ---            ---            (787)        (7.7)
Non-deductible amortization               265        2.2              492            2.1             226          2.2
Settlement gain                            ---       ---           (1,029)          (4.3)            ---          ---
Other - net                               (14)      (0.2)             124            0.5            (113)        (1.1)
                                     ---------    -------      -----------       -------        --------      -------
                                        $6,306      51.7%         $(8,066)         (34.0%)        $4,403         43.0%
                                        ======      =====         ========       =======          ======        =====

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

The status of the Corporation's funded defined benefit plans is as follows:

    (Thousands of dollars)                                                                 1996             1995
    Actuarial present value of benefit obligations
       Vested                                                                           $98,638          $80,427
       Non-vested                                                                         2,873            1,978
                                                                                       --------         --------
    Accumulated benefit obligation                                                      101,511           82,405
    Projected benefit obligation                                                        123,660          102,209
    Plan assets at fair value                                                          (106,871)         (83,417)
                                                                                       --------         --------
    Projected benefit obligation in excess of plan assets                                16,789           18,792
    Unrecognized net transition obligation                                                  265              283
    Unrecognized prior service cost                                                       1,059            1,204
    Unrecognized net loss (plan changes and actuarial losses)                           (18,115)         (17,832)
                                                                                       --------          -------
    (Prepaid) Accrued pension cost, included in current and long-term liabilities      ($     2)        $  2,447
                                                                                      =========          =======

The status of the Corporation's unfunded defined benefit plans is as follows:

(Thousands of dollars)                                                           1996       1995

    Accumulated benefit obligation, all of which is vested                    $ 6,328    $ 3,994
                                                                              =======    =======
    Projected benefit obligation                                              $ 7,989    $ 5,259
    Unrecognized prior service cost                                            (2,223)    (2,282)
    Unrecognized net loss (plan changes and actuarial losses)                    (293)      (102)
                                                                              -------    -------
    Accrued pension cost, included in long-term liabilities                   $ 5,473    $ 2,875
                                                                              =======    =======

Net periodic pension expense for all defined benefit plans sponsored by the Corporation and its subsidiaries includes the following components:

(Thousands of dollars)                                 1996        1995        1994

Service cost (benefits earned during the period)   $  4,064    $  4,732    $  4,214
Interest cost on projected benefit obligation         8,977       8,537       7,719
Actual return on plan assets                        (21,172)       (607)     (8,357)
Net amortization and deferral                        13,983      (5,384)      3,003
                                                   --------    --------    --------
                                                   $  5,852    $  7,278    $  6,579
                                                   ========    ========    ========

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

The accumulated retiree health care obligation at February 29/28 consisted of the following components:

    (Thousands of dollars)                                      1996              1995
Accumulated postretirement benefit obligation:
    Retirees                                                  $4,598             $4,643
    Fully eligible active plan participants                    3,039              2,486
    Other active plan participants                             4,324              3,541
                                                             -------              -----
Unfunded accumulated postretirement benefit obligation        11,961             10,670
Unrecognized transition obligation                           (5,546)            (5,872)
Unrecognized losses                                          (2,536)            (1,665)
                                                             -------            -------
Accrued postretirement benefit cost                           $3,879             $3,133
                                                              ======             ======


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

The following table summarizes activity in the Plans:

                                                   Number of Shares
                                                   Restricted            Available
                                         Under          Stock           for Future
                                        Option         Awards      Option or Award        Price Range

Outstanding, year-end 1994             794,559         79,007              760,311      $4.19 -  $14.56
    Granted                            353,114        144,345             (497,459)      4.58 -   13.75
    Exercised                          (15,167)            ---                  ---      4.19 -   11.20
    Canceled or expired                (25,098)        (4,540)              29,638       5.91 -   13.75
    RSA's vested                           ---        (26,329)                  ---
    Reserved under 1992 Plan               ---            ---              750,000
    Reserved under 1993 Plan               ---            ---              150,000
                                     ---------     ----------              -------
Outstanding, year-end 1995           1,107,408        192,483            1,192,490       4.58 -   14.56
    Granted                            292,372            ---             (292,372)      4.20 -   13.50
    Exercised                          (36,908)            ---                 ---       5.91 -   11.20
    Canceled or expired                (25,011)      (144,205)             169,216       8.72 -   13.75
    RSA's vested                           ---        (28,193)                 ---
    Reserved under 1992 Plan               ---            ---              750,000
    Reserved under 1995 Plan               ---            ---            2,000,000
                                     ---------     ----------            ---------
Outstanding, year-end 1996           1,337,861         20,085            3,819,334       4.20 -   13.86
                                     =========         ======            =========
Exercisable at year-end 1996           172,295
                                       =======


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

      (Millions of dollars)        1996                 1995                  1994
                                  ------------------------------------------------
      Beginning balance           $17.0                $15.6                 $15.4
      Expense provisions            5.0                  5.4                   4.0
      Expenditures                 (5.4)                (4.0)                 (3.8)
                                  -----               ------               -------
      Ending balance              $16.6                $17.0                 $15.6
                                 ======               ======                ======


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

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      (Thousands of dollars,
      except per share data)                        First            Second            Third             Fourth
       1996
         Sales                                   $552,932          $531,054         $479,756           $473,932
         Gross margin                              77,929            73,301           67,313             62,291
         Net income (loss)                          7,770             4,294               28             (6,192)
         Net income (loss) per share                 $.36              $.20             $.00              ($.29)

       1995
         Sales                                   $503,335          $496,820         $468,778           $443,795
         Gross margin                              71,260            69,927           68,964             63,522
         Net income (loss)                          1,497           (19,094)             935                405
         Net income (loss) per share                 $.08             $(.88)            $.04               $.02

       1994
         Sales                                   $487,951          $474,118         $430,299           $410,096
         Gross margin                              70,399            70,022           64,224             64,888
         Net income (loss)                          3,273             1,957              458               (228)
         Net income (loss) per share                 $.17              $.10             $.02              ($.01)


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

NOTE 14 - SUBSEQUENT EVENT

The Corporation announced on June 3, 1996 that it had entered into an agreement to merge with a subsidiary of Royal Pakhoed N.V., a Netherlands limited liability company. Pakhoed and its affiliates currently own approximately 28% of the Corporation's common stock. The merger will be preceded by a cash tender offer for all the outstanding common shares of the Corporation at a price of $19.45 per common share. The tender offer will be initiated by UC Acquisition Corp., a subsidiary of Pakhoed which was created for this transaction.

UC Acquisition Corp. has filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule 14D-1, dated June 7, 1996 relating to the offer, and the Corporation has filed its Schedule 14D-9
Solicitation/Recommendation Statement concerning the transaction.

The offer is being made pursuant to the Agreement and Plan of Reorganization, dated as of May 31, among the Corporation, Royal Pakhoed N.V., and UC Acquisition Corp. The offer is subject to certain conditions described in the
Schedule 14D-1 and the Schedule 14D-9 and is expected to close not earlier than July 15, 1996.

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


/S/ PAUL H. HOUGH
- ----------------------------------
PAUL H. HOUGH
President  and Chief Executive Officer



/S/ GARY E. PRUITT
- ----------------------------------
GARY E. PRUITT
Chief Financial Officer
 (Principal Financial Officer)
(Principal Accounting Officer)

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

Arthur Andersen LLP
Seattle, Washington,
April 24, 1996, except for Note 14
as to which the date is June 21, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The Corporation has a classified board of twelve directors. Four directors are elected each year for a term of three years.

                       DIRECTORS--TERM WILL EXPIRE IN 1996

         Richard E. Engebrecht, 69, has been a director of the Corporation since 1984. Mr. Engebrecht has served as Chair of the Board of Directors of PrimeSource Corporation, a distributor of graphic arts and photographic supplies, since September 1994. He was Chair of Momentum Corporation, a predecessor corporation to PrimeSource Corporation, from December 1992 to September 1994, and was President and Chief Executive Officer of Momentum Corporation from March 1990 through December 1992. Mr. Engebrecht served as President and Chief Executive Officer of VWR Scientific Products Corporation from 1986 through 1990. In addition, Mr. Engebrecht serves as a director of PENWEST, LTD. and VWR Scientific Products Corporation.

         Sjoerd D. Eikelboom, 60, has served as a director of the Corporation since 1993. Since 1976, Mr. Eikelboom has been Senior Vice President - Corporate Strategy and Economic Affairs of Royal Pakhoed N.V.

         N. Stewart Rogers, 66, has served the Corporation as a director since 1990. Mr. Rogers was Senior Vice President of the Corporation from 1989 until 1991. He serves as Chair of PENWEST, LTD., a company involved in the development, manufacture and marketing of carbohydrate-based chemicals for the paper, food, textile, and pharmaceutical industries, and as a director of Fluke Corporation, U.S. Bancorp, and VWR Scientific Products Corporation. Mr. Rogers is the brother-in-law of James H. Wiborg, retiring Chair of the Board.

         Paul H. Hough, 57, has served as a director since December 1995 and as President and Chief Executive Officer of the Corporation since November 1995. Since November 1995, Mr. Hough has also served as President of Van Waters & Rogers Inc., the U.S. operating company of the Corporation. Mr. Hough was President of Van Waters & Rogers Ltd., the Canadian operating company of the Corporation, from 1991 to 1995.

                       DIRECTORS--TERM WILL EXPIRE IN 1997

         James W. Bernard, 59, has served as a director of the Corporation since 1986. From 1986 to October 1995, Mr. Bernard was President and Chief Executive Officer of the Corporation. From 1988 to 1992, Mr. Bernard was also President of Van Waters & Rogers Inc., the U.S. operating company of the Corporation. In addition, Mr. Bernard is a director of VWR Scientific Products Corporation and U.S. Bank of Washington.

         John G. Scriven, 53, has been a director of the Corporation since 1994. From January 1995 to present, Mr. Scriven has served as Vice President & General Counsel of The Dow Chemical Company. Prior to that, he was Associate General Counsel of The Dow Chemical Company from 1993 to 1994 and Vice President of Dow Europe S.A., Switzerland, from 1986 to 1993.

         Roy E. Wansik, 52, has been a director of the Corporation since 1991. Since 1984, Mr. Wansik has been President of Pakhoed Corporation, a chemical storage, distribution, and services company. In addition, Mr. Wansik has served as President of Paktank Corporation, a bulk liquid chemical storage and distribution company, since 1982. Since 1984, Mr. Wansik has also acted as President of EMPAK, Inc., a company engaged in environmental services and chemical cleaning and disposal, and as President of Pakhoed Dry Bulk Terminals, Inc., a chemical dry bulk storage and distribution company.

         James H. Wiborg, 71, has served as Chairman of the Corporation's Board since 1986 and as a director since 1966. In addition, he has acted as Chair and Chief Strategist for VWR Corporation, a distributor of scientific equipment and supplies, since 1986. Mr. Wiborg was Chairman and Chief Strategist of the Corporation from 1986 through 1990. Mr. Wiborg serves as a director of PrimeSource Corporation, PACCAR, Inc., and PENWEST, LTD. Mr. Wiborg is the brother-in-law of director N. Stewart Rogers.

                       DIRECTORS--TERM WILL EXPIRE IN 1998

         Roger L. Kesseler, 59, has been a director of the Corporation since 1991. Since 1984, Mr. Kesseler has been the Vice President and Controller of The Dow Chemical Company, which is engaged in the manufacture and sale of chemicals and other products.

         Curtis P. Lindley, 71, has been a director of the Corporation since 1984. Mr. Lindley is the Chair of the Ostrom Company, growers and distributors of mushrooms. He also serves as a director of VWR Scientific Products Corporation.

         Nicolaas J. Westdijk, 55, has been a director of the Corporation since 1992. Mr. Westdijk has been Chair of the Board of Management of Royal Pakhoed N.V., a company providing chemical storage, transportation, and distribution services, since May 1992. Mr. Westdijk served as a member of the Board of Management of Royal Pakhoed N.V. during 1991. He also serves as a director on the boards of N.V. Nationale Investerings Bank and Wolters Kluwer N.V.

         Andrew V. Smith, 71, has been a director of the Corporation since 1982. Mr. Smith is a director of Airborne Express Corporation, Cascade Natural Gas Corporation, PrimeSource Corporation, and also serves on the University of Washington Board of Regents.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes, for the three fiscal years ending February 29, 1996, the annual and long-term compensation paid to (i) the Chief Executive Officer, (ii) the other four highest paid executive officers at the end of the last fiscal year ending February 29, 1996, (iii) the former Chief Executive Officer who retired from the Corporation during the last fiscal year, and (iv) a former executive officer who resigned from the Corporation during the last fiscal year.

Name and Principal                                   Annual Compensation
    Position                  Year            Salary($)           Bonus ($)(1)
Paul H. Hough                 1996                $261,691           $ 74,246
President & CEO               1995                $134,962           $ 94,768
                              1994                $117,749           $100,514

Jeffrey Ellwood(4)            1996                $173,668           $ 94,728
V.P.                          1995                $158,764           $ 61,299
                              1994                $140,634           $ 41,319

James L. Fletcher             1996                $200,835                  0
V.P.                          1995                $196,810                  0
                              1994                $180,200            $72,849

William A. Butler             1996                $158,373                  0
V.P.                          1995                $147,024                  0
                              1994                $134,125           $ 53,038

Gary E. Pruitt                1996                $158,011                  0

V.P.                          1995                $134,116                  0
                              1994                $127,391           $ 53,038

James W. Bernard (5)          1996                $332,940                  0
Retired President & CEO       1995                $482,308                  0
                              1994                $421,769           $249,852

James P. Alampi (6)           1996                $249,975                  0
Former V.P.                   1995                $279,734                  0
                              1994                $244,541           $132,605

                          Long-Term Compensation Awards

                                                                                                      All
                                                Restricted                                          Other
                                                Stock                  Securities                   Compen-
Name and Principal                              Awards ($)             Underlying                   sation
   Position                     Year                (2)                Options(#)                   ($) (3)
Paul H. Hough                   1996                0                     18,571                 $  1,313
President & CEO                 1995                0                      6,607                 $    543
                                1994                0                      6,778                 $    634

Jeffrey Ellwood                 1996                0                      6,657                 $  3,066
V.P.                            1995                0                          0                 $  1,524
                                1994                0                          0                 $  1,612

James L. Fletcher               1996                0                      6,124                 $ 10,787
V.P.                            1995                0                      6,607                 $  8,430
                                1994                0                      6,778                 $  8,048

William A. Butler               1996                0                      3,563                 $  1,726
V.P.                            1995                0                      3,844                 $    400
                                1994                0                      3,944                 $    422

Gary E. Pruitt                  1996                0                      3,563                 $  5,930
Chief Financial                 1995                0                      3,844                 $  5,058
    Officer                     1994                0                      3,944                 $  5,493

James W. Bernard                1996                0                     20,057                 $292,772
Retired President               1995                0                     21,636                 $ 12,174
& CEO                           1994                0                     19,302                 $ 11,187

James P. Alampi                 1996                0                     13,187                 $103,404
Former V.P.                     1995                0                     14,225                 $  5,868
                                1994                0                     11,899                 $  5,422


(1) Amounts included are paid under the Management Annual Incentive Plan (the "Incentive Plan") administered by the Compensation Committee. The Incentive Plan provides that the Compensation Committee may authorize annual cash or deferred awards to full-time, salaried management employees of the Corporation or its subsidiaries. Participation in the Incentive Plan is subject to approval by the President of the Corporation and the Compensation Committee. Mr. Hough was paid an annual cash incentive for fiscal year 1996 based on the performance of Van Waters & Rogers Ltd.

     Mr. Ellwood was paid an annual cash incentive for calendar year 1995 based on the performance of Univar Europe.

(2) In fiscal year 1995, the Corporation awarded restricted shares valued as follows: Mr. Hough, $22,384; Mr. Ellwood, $29,492; Mr. Fletcher, $126,010; Mr. Butler, $83,401; Mr. Pruitt, $83,401; Mr. Bernard, $419,087; and Mr.
     Alampi, $247,993. Performance criteria for the vesting of these shares were not met and the shares represented by these awards were forfeited and returned to the Corporation.

(3) The Corporation's contributions during fiscal year 1996 (except as otherwise noted) to the Company's 401(k) Plan, Employee Stock Purchase Plan, and group term life insurance premiums were as follows: Mr. Hough--$0, $293, and $1,020; Mr. Ellwood--$0, $0, and $3,066 (for calendar year 1995); Mr. Fletcher--$4,171, $2,400, and $4,216; Mr. Butler--$1,507,
     $0, and $219; Mr. Pruitt--$4,256, $0, and $1,674; Mr. Bernard--$2,826, $0,
     and $5,388; and Mr. Alampi--$3,667, $200, and $655. Also included for Mr. Bernard is compensation for unused vacation of $96,490, separation payments of $166,948, and additional retirement payments of $21,120. Also included for Mr. Alampi is compensation for unused vacation of $23,457, separation payments of $50,425, and outplacement services of $25,000.

(4) Mr. Ellwood serves on the Managing Board of Univar Europe N.V., a subsidiary of the Corporation. Because Univar Europe's fiscal year ran from January 1, 1995 through December 31, 1995, Mr. Ellwood's compensation reflects payments during calendar year 1995 and not the Corporation's fiscal year.

(5) Mr. Bernard retired as an executive officer of the Corporation effective October 26, 1995.

(6) Mr. Alampi resigned as an executive officer of the Corporation effective October 26, 1995.

Option Grants In Last Fiscal Year

       Set forth below is a summary of the individual grants of stock options awarded to the named executive officers during the fiscal year ended February 29, 1996. In addition, in accordance with SEC rules, shown below are the hypothetical gains or "option spread" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.

                                Individual Grants

                                                 % of
                                                Total
                              Number of        Options
                             Securities        Granted
                             Underlying            to
                               Options         Employees         Exercise
                               Granted          in Fiscal        Price
       Name                   (#)(1)              Year           ($/share)

Paul H. Hough                      6,124           2.19%           $12.50
                                  12,447           4.45            $13.50
Jeffrey Ellwood(3)                 6,657           2.38            $11.50
James L. Fletcher                  6,124           2.19            $12.50
William A. Butler                  3,563           1.27            $12.50
Gary E. Pruitt                     3,563           1.27            $12.50
James W. Bernard                  20,057           7.16            $12.50

James P. Alampi                   13,187           4.71            $12.50


                                                  Rates of Stock Price
                                                  Appreciation for Option
                                                  Terms (2)

                      Expiration Date            5%                        10%
Paul H. Hough           June 1, 2005           $ 49,672                     $126,789
                        February 3, 2006       $109,035                     $278,313
Jeffrey Ellwood         April 25, 2002         $ 31,166                     $ 72,630
James L. Fletcher       June 1, 2005           $ 49,672                     $126,789
William A. Butler       June 1, 2005           $ 28,900                     $ 73,767
Gary E. Pruitt          June 1, 2005           $ 28,900                     $ 73,767
James W. Bernard        June 1, 2005           $162,684                     $415,252
James P. Alampi         June 1, 2005           $106,961                     $273,018

(1) Each of the options reflected in this table was granted to the named executive officers pursuant to the 1992 Long-Term Incentive Plan of the Corporation (the "1992 Plan") which was approved by the shareholders in August 1992. Each grant was made at the fair market value of the Corporation's common stock on the date of grant. The number of shares granted is dependent on the recipient's salary grade and is determined in accordance with a formula approved by the Compensation Committee. Each option has a term of ten years and three months. Each option will vest and become exercisable not later than the tenth anniversary of the date of grant. The option may vest earlier than the tenth anniversary (but not before the third anniversary of the date of grant) depending on how the "total shareholder return" achieved by the Corporation ranks in comparison to the "total shareholder return" of ten peer group companies selected by the Committee. Upon the vesting of the options before the tenth anniversary, a deferred cash incentive is paid to the named executive officer in an amount sufficient to exercise the option, plus an increment to cover the federal and state taxes the executive officer would be obliged to pay with respect to the receipt of the deferred cash, assuming an overall tax rate of 35%. This Plan provides that the recipient may elect, upon vesting, to have shares withheld to satisfy any federal, state, or local taxes.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the Corporation's common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

(3)  Mr. Ellwood's options have a seven year term.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option
Values

         Set forth below is a summary of individual exercises of stock options by the named executive officers during the last fiscal year, including the aggregate value realized upon the date of exercise. This table includes the number of shares covered by both exercisable and non-exercisable stock options as of February 29, 1996. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the fiscal year end stock price.

                                    Shares                                        Number of Unexercised
                                   Acquired                                      Options Held at Fiscal
                                       on                    Value                          Year End (#)
                                   Exercise                Realized                      Exercisable/
         Name                          (#)                     ($)                      Unexercisable



Paul H. Hough                               0                      N/A             1,403 / 18,932
Jeffrey Ellwood                             0                      N/A                 0 /  6,657
James L. Fletcher                           0                      N/A             1,994 / 18,932
William A. Butler                           0                      N/A             1,964 / 15,069
Gary E. Pruitt                              0                      N/A             5,394 / 14,577
James W. Bernard                        7,616                  $12,076                 0 / 56,728
James P. Alampi                             0                      N/A                 0 / 34,024

                                                          Value of Unexercised
                                                          In-the-Money Options
                                                     Held at Fiscal Year End ($)
                                                              Exercisable/
                   Name                                      Unexercisable
             Paul H. Hough                                $1,012 / $0
             Jeffrey Ellwood                                  $0 / $0
             James L. Fletcher                                $0 / $0
             William A. Butler                                $0 / $0
             Gary E. Pruitt                              $13,345 / $0
             James W. Bernard                                 $0 / $0
             James P. Alampi                                  $0 / $0

Univar Corporation Retirement Plan and Supplemental Benefits Plan

         The table below shows the estimated annual benefits payable on retirement under the Univar Corporation Retirement Plan ("Retirement Plan") to persons in specified remuneration and years-of-service classifications. The retirement benefits shown do not include deductions for FICA, Federal Income Tax, state or city taxes and are not offset by Social Security payments. These benefits are based upon retirement at age 65 during 1995 and the payment of a single-life annuity to the employee. All regular, full-time employees not members of a collective bargaining unit (except for bargaining units participating in all of Univar's benefits) are eligible to participate in the Retirement Plan. As of February 29, 1996, approximately 1,855 employees were eligible to participate in the Retirement Plan.

Highest Average
Annual Earnings
During Any
Consecutive
Sixty Months                                                      Years of Service
of Employment                   15                    20                  25                    30                   35
$100,000                   $ 23,933             $ 31,910             $ 39,888             $ 43,638             $ 47,388
 200,000                     49,433               65,910               82,388               89,888               97,388
 300,000                     74,933               99,910              124,888              136,138              147,388
 400,000                    100,433              133,910              167,388              182,388              197,388
 500,000                    125,933              167,910              209,888              228,638              247,388
 600,000                    151,433              201,910              252,388              274,888              297,388
 700,000                    176,933              235,910              294,888              321,138              347,388


         With certain exceptions, Section 415 of the Internal Revenue Code currently limits pensions which may be paid under plans qualified under the Internal Revenue Code to an annual benefit of $120,000 (indexed annually).
Section 401(a)(17) of the Internal Revenue Code limits the amount of annual compensation which may be considered in determining qualified plan pensions to $150,000 (indexed annually). The Board of Directors, upon the recommendation of the Compensation Committee, has established a Supplemental Benefits Plan for certain designated highly compensated employees to whom these limits apply, or will apply in the future, so that these employees will obtain the benefit that would have applied in the absence of these limits. Only eleven retired employees of the Corporation have received payments under the Supplemental Benefits Plan during the past five fiscal years. Such payments have aggregated $341,366 for one participant (the only executive officer within the group) and $483,129 for the other ten retirees, collectively, for the five-year period ended February 29, 1996.

         The Compensation Committee has approved the adoption of a Trigger Rabbi Trust for the benefit of employees of Univar Corporation and Van Waters & Rogers Inc. who have been designated as participants in the Supplemental Benefits Plan. In the event of a change of control of the Corporation, the Trigger Rabbi Trust would require immediate and full funding by Univar Corporation of the benefits to be paid under the Supplemental Benefits Plan. Similarly, Van Waters & Rogers Ltd. has adopted its own Supplemental Benefits Plan with a trust arrangement providing comparable benefits.

         Compensation of executive officers covered by the Retirement Plan would include salaries and incentives as reported in the Summary Compensation Table. The following are the years of service of the persons named in the Summary Compensation Table under the Retirement Plan: Mr. Fletcher, 7 years; Mr. Butler, 5 years; Mr. Pruitt, 17 years; Mr. Bernard, 38 years; and Mr. Alampi, 17 years. Mr. Hough has 35 years of service, and as a former employee of Van Waters & Rogers Ltd., participates in both the Univar Corporation and Van Waters & Rogers Ltd. plans. Upon retirement, Mr. Hough would receive similar retirement benefits as shown above.

         As an employee of the Univar Europe N.V. group, the Corporation's European subsidiary, Mr. Ellwood would receive retirement benefits under an employer provided pension plan. Mr. Ellwood has 21 years of service. Under this pension plan, normal retirement is reached at age 60, and the pension for Mr. Ellwood equals two-thirds of the employee's final salary, exclusive of any bonus payments.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information as of June 1, 1996 regarding the beneficial ownership of the Corporation's common stock by the Corporation's directors including the Corporation's Chief Executive Officer, each named executive officer, and by the directors and executive officers as a group. As of June 1, 1996, there were 21,735,415 shares of common stock issued and outstanding. Except to the extent each listed individual's shares are subject to community property laws or as otherwise indicated, beneficial ownership represents sole voting and sole investment power with respect to no par value common stock, the Corporation's only outstanding class of stock.

                                                       Shares
                                                       Beneficially                   Percentage of
                                                       Owned                          Class
DIRECTORS
    Richard E. Engebrecht (1)                                    77,574                                *
    Sjoerd D. Eikelboom                                               0                              N/A
    N. Stewart Rogers (2)                                       302,219                            1.39%
    Paul H. Hough (3)                                            56,525                                *
    James W. Bernard (4)                                        162,470                                *
    John G. Scriven                                                   0                              N/A
    Roy E. Wansik                                                     0                              N/A
    Roger L. Kesseler                                               500                                *
    Curtis P. Lindley (5)                                       214,804                                *
    Nicolaas J. Westdijk (6)                                  6,106,000                           28.09%
    James H. Wiborg (7)                                         446,865                            2.06%
    Andrew V. Smith (8)                                          24,409                                *

EXECUTIVE OFFICERS NAMED IN THE SUMMARY COMPENSATION TABLE

    Jeffrey Ellwood                                                   0                              N/A

    James L. Fletcher (9)                                        19,817                                *
    William A. Butler (10)                                        5,936                                *
    Gary E. Pruitt (11)                                          21,176                                *
    James P. Alampi(12)                                           4,556                                *
All Directors and Executive
Officers as a
Group (18 persons) (13) (14)                                  7,393,703                           34.02%

* less than 1.00%

(1) Mr. Engebrecht's total includes stock options to purchase 8,020 shares which are exercisable within sixty days and were granted under the 1993 Non-Employee Director Stock Option Plan.

(2) Mr. N. Stewart Rogers has voting and investment power as a trustee with respect to 18,816 shares beneficially owned by his grandchildren and his mother. Mr. N. Stewart Rogers disclaims beneficial ownership of these 18,816 shares, but such shares are included in his total above as required by SEC regulations.

(3) Mr. Hough's total includes stock options to purchase 1,403 shares which are exercisable within sixty days and were granted under the 1986 Long-Term Incentive Stock Plan.

(4) Mr. Bernard disclaims beneficial ownership of 76,200 shares owned by his spouse, but such shares are included in his total above as required by SEC regulations.

(5) Mr. Lindley disclaims beneficial ownership of 4,336 shares owned by his spouse, but such shares are included in his total above as required by SEC regulations.

(6) Mr. Westdijk's total includes 3,333,333 shares held by Pakhoed USA, Inc. and 2,772,667 shares held by Pakhoed Investeringen B.V., wholly owned subsidiaries of Royal Pakhoed N.V., as to which Mr. Westdijk shares voting and investment power as Chair of the Board of Management of Royal Pakhoed N.V. These shares are deemed to be beneficially owned by Mr. Westdijk in accordance with SEC regulations, but he disclaims such beneficial ownership.

(7) Mr. Wiborg shares voting and investment power as a co-trustee for 65,743 of these shares. He disclaims beneficial ownership of these 65,743 shares and of 142,000 shares owned by his spouse, but such shares are included in his total above as required by SEC regulations.

(8) Mr. Smith's total includes stock options to purchase 7,409 shares which are exercisable within sixty days and were granted under the 1993 Non-Employee Director Stock Option Plan.

(9) Mr. Fletcher's total includes stock options to purchase 1,994 shares which are exercisable within sixty days and were granted under the 1986 Long-Term Incentive Stock Plan.

(10) Mr. Butler's total includes stock options to purchase 1,964 shares which are exercisable within sixty days and were granted under the 1986 Long-Term Incentive Stock Plan.

(11) Mr. Pruitt's total includes stock options to purchase 5,394 shares which are exercisable within sixty days and were granted under the 1986 Long-Term Incentive Stock Plan.

(12) Mr. Alampi resigned as an executive officer of the Corporation effective October 26, 1995.

(13) Includes 3,333,333 shares held by Pakhoed USA, Inc. and 2,772,667 shares held by Pakhoed Investeringen B.V., over which Mr. Westdijk shares voting and investment control.

(14) Includes 18,775 shares for which certain directors and executive officers have stock options exercisable within sixty days.

               SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Listed in the following table are the only known beneficial owners as of June 1, 1996 of more than five percent (5%) of the Corporation's outstanding stock based on 21,735,415 shares outstanding on June 1, 1996. The Corporation knows of no other person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, that is the beneficial owner of more than five percent of the Corporation's common stock.

Name and Address of                  Title of           Amount and Nature of           Percent
Beneficial Owner                     Class              Beneficial Ownership           of Class

The Dow Chemical                     Common Stock            3,900,000                 17.94%
Company (1)
 Willard H. Dow Ctr.
 Midland, MI 48674

Pakhoed USA, Inc. (2)                Common Stock            3,333,333                 15.34%
 2000 W. Loop S.
 Suite 2200
 Houston, TX 77027

Pakhoed Invest-                      Common Stock            2,772,667                 12.76%
eringen B.V. (2)
 c/o Royal Pakhoed N.V.
 333 Blaak
 3011 GB Rotterdam
 The Netherlands

(1) The shares are subject to a Standstill Agreement. See "Agreements with The Dow Chemical Company" below.

(2) Pakhoed USA, Inc. and Pakhoed Investeringen B.V. are each a wholly owned subsidiary of Royal Pakhoed N.V. The shares held by each corporation are subject to a Standstill Agreement. See "Agreements with Royal Pakhoed N.V." below.

         The Corporation has previously entered into standstill agreements with The Dow Chemical Company ("Dow") and Pakhoed which have been modified by the Reorganization Agreement, a confidentiality agreement with Pakhoed (described below), and a consent executed by the Corporation in favor of both Dow and Pakhoed. Pursuant to these agreements, the Corporation has modified the standstill agreements to permit a tender offer to the Corporation's shareholders by UC Acquisition Corp. ("Buyer"), an affiliate of Pakhoed. In addition, the agreement with Dow provides that Dow, as appropriate, will (i) tender all Shares held of record or beneficially by it as of May 31, 1996, or thereafter, pursuant to Buyer's Offer; (ii) provide all consents and approvals pursuant to a certain Distributor Agreement by and between Dow and Van Waters & Rogers Inc., dated March 8, 1996, required to consummate the Merger and the transactions comtemplated by the Reorganization Agreement; and (iii) at Pakhoed's request (a) exercise its option to purchase all or such portion required of the 101,874 shares of Series A Junior Participating Convertible Preferred Shares (the "Preferred Shares"), which Dow is entitled to purchase pursuant to the Amended and Restated Agreement of Purchase and Sale of Stock (the "Stock Purchase Agreement") entered into by and between Dow and the Corporation, dated May 13, 1994, (b) convert all the Preferred Shares acquired pursuant to the Stock Purchase Agreement into Shares, and (c) tender all Shares acquired pursuant to such conversion of the Preferred Shares to Buyer pursuant to Buyer's Offer. If such request is not made by Pakhoed, and the option is not exercised, Pakhoed, or the Surviving Corporation, (as defined below) has agreed to pay Dow on consummation of the merger described in the Reorganization Agreement, the difference between the aggregate exercise price of the option to acquire the Preferred Shares and the aggregate price that would have been paid in the tender offer for the Shares which would have otherwise been issued pursuant to the conversion of the Preferred Shares. See the Schedule 14D-1 and Schedule 14D-9 filings made in connection with the Tender Offer, which is described further at the beginning of this report.

         The following descriptions of the original standstill agreements continue to apply to the extent they have not been modified by the agreements described above and would also continue in effect in the event the tender offer is not consummated or otherwise terminated.


                    AGREEMENTS WITH THE DOW CHEMICAL COMPANY

         The Corporation has sold to The Dow Chemical Company ("Dow") 3,900,000 shares of the Corporation's common stock. Pursuant to the Amended and Restated Agreement of Purchase and Sale of Stock with Dow (the "Purchase Agreement"), the Corporation may also sell to Dow, and Dow may purchase from the Corporation, up to an additional 101,874 shares of Series A Preferred Stock (which are convertible on a five for one basis into 509,370 shares of common stock) pursuant to a put option (the "Put Option"). Terms beginning with an initial capital letter are defined in either the Purchase Agreement or the Dow Standstill Agreement described below, both of which have been filed with the Securities and Exchange Commission.

         The following is a summary of certain provisions of the Purchase Agreement. This summary is not intended to be complete and is qualified in its entirety by the Purchase Agreement.

Sale of Original Shares and Put Option for Additional Shares

         In 1991, Dow purchased 1,900,000 shares of the Corporation's common stock. In 1994, Dow purchased an additional 2,000,000 shares of the Corporation's common stock.

         Dow and the Corporation have agreed that, at any time within the three-year period ending May 12, 1997, the Corporation can put to Dow, or Dow can call, up to 101,874 shares of Series A Preferred Stock (the "Additional Shares"). The price per share will be $93.70.

         Dow has agreed that it will pay to the Corporation $350,000 per year, in arrears, for each of the three years ending May 12, 1997, in the event the Corporation does not elect to put the Series A Preferred Stock to Dow, or in the event Dow does not call said Series A Preferred Stock. If there is a put or call of the Series A Preferred Stock during said three year period, the annual fee shall be prorated accordingly.

         The shares of Series A Preferred Stock (i) do not have any right to vote, (ii) receive dividends in an amount equal to five times the dividend paid on each share of common stock (if, as, and when paid on the common stock), and
(iii) are convertible at any time by the holder into five shares of common stock. Further, the Series A Preferred Stock can be so converted by the Corporation at any time after three years after issuance and can be redeemed in whole or in part by the Corporation at any time. The Corporation has agreed that it will not convert the Series A Preferred Stock into common stock if, following said conversion, Dow would own in excess of 19.9% of the issued and outstanding common stock of the Corporation.

         The purchase price and number of Additional Shares are subject to adjustment in the event the Corporation declares a stock split or any extraordinary dividend payable in stock, or approves any capital reorganization or reclassification, consolidation or merger, or sale of all or substantially all of its assets. Dow Standstill Agreement

         Dow and the Corporation have also entered into a Standstill Agreement (the "Dow Standstill Agreement") which provides that Dow will not acquire beneficial ownership of any Voting Securities of the Corporation without the approval of a majority of the directors who are not affiliated with either Pakhoed or Dow (the "Unaffiliated Directors") if such acquisition would result in Dow owning more than 21% of the Common Stock Equivalents of the Corporation. Dow may acquire additional Voting

Securities above the 21% limit by making a tender offer for shares of Voting Securities which is made to all shareholders, is payable in cash, and is accepted by shareholders owning two-thirds of the outstanding common stock excluding shares held by Dow or Pakhoed and any shares not tendered by the Core Shareholders (as defined in "Agreements with Royal Pakhoed N.V." below). Dow is also permitted to make a tender offer in response to a tender offer by a third party for an equivalent number of shares. In the event of a third party tender offer, Dow's percentage limitation would be increased to 27% and the Corporation would have the right to buy back shares acquired by Dow in excess of 27%.

         The Dow Standstill Agreement also provides that Dow will not (without approval of the Unaffiliated Directors) (i) deposit any Voting Securities in a voting trust or subject them to a voting agreement except a trust or agreement between Dow and its affiliates, (ii) join any group for the purpose of acquiring, holding, or disposing of Voting Securities within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, (iii) induce any other person to initiate a tender offer for any securities of the Corporation, or to effect any change of control of the Corporation or take any action for the purpose of convening a shareholders' meeting, or (iv) acquire more than 1% of any class of securities of any entity that is publicly disclosed to be the beneficial owner of 5% or more of the Voting Securities.

         Under the Dow Standstill Agreement, Dow has the right to have the composition of the Board of Directors reflect the proportional ownership interest of Dow. Accordingly, Mr. Roger L. Kesseler and Mr. John G. Scriven have served on the Board of the Corporation since 1991 and 1994, respectively.

         Pursuant to the Dow Standstill Agreement, Dow has the right to maintain its ownership at its percentage which may vary from time to time, but, as described above, is generally capped at 21%. Dow has the preemptive right to purchase shares from the Corporation whenever the Corporation proposes to sell shares in a public offering or a private placement. The Corporation has established a reserve of 21% of the Corporation's unissued shares to accommodate the possibility that future sales of shares might be made by the Corporation giving rise to Dow's preemptive right. At this time, the Corporation has no plan to sell shares to a third party or in the public market (other than pursuant to employee benefit plans such as those described elsewhere in this Proxy Statement). Further, Dow has the right to participate in certain repurchases of shares by the Corporation and in certain public offers or private placements by the Corporation.

                       AGREEMENTS WITH ROYAL PAKHOED N.V.

         The Corporation has entered into various agreements with Royal Pakhoed N.V. and its wholly owned subsidiaries, Pakhoed USA, Inc. and Pakhoed Investeringen B.V. (collectively, "Pakhoed") including a Standstill Agreement which is substantially the same as the Dow Standstill Agreement. Pakhoed also has entered into Shareholder Agreements (the "Core Shareholder Agreements") with Directors Bernard, Engebrecht, Lindley, Rogers, and Wiborg (and their respective wives), with former director Robert S. Rogers and his wife, with M.M. Harris (now Director Emeritus) and his wife, and with Nat S. Rogers and his wife (both deceased) (parents of Robert S. and N. Stewart Rogers and the parents-in-law of James H. Wiborg). These shareholders and their spouses as noted are referred to as the "Core Shareholders."

         Certain terms used in this Proxy Statement with initial capital letters are defined in the agreements mentioned above. Each of those agreements has been filed with the Securities and Exchange Commission.

Pakhoed Standstill and Core Shareholder Agreements

         The Standstill Agreement provides that Pakhoed will not acquire beneficial ownership of any Voting Securities of the Corporation if such acquisition would result in Pakhoed owning more than 35% of the Common Stock Equivalents of the Corporation. Pakhoed may acquire additional Voting Securities above the 35% limit by making a tender offer for shares of Voting Securities in response to a third-party tender offer for such securities, in which event the percentage limitation will increase to 45% and Pakhoed may retain shares over 45% to the extent the Corporation elects not to repurchase such shares pursuant to its right to do so under the Standstill Agreement. Pakhoed may also acquire shares in excess of the percentage limitation either by receiving approval of five-eighths of the directors of the Corporation who are not affiliated with Pakhoed (the "Unaffiliated Directors"), or by a tender offer (without approval by the Unaffiliated Directors) which is (i) made to all shareholders, (ii) payable in cash, and (iii) accepted by shareholders owning two-thirds of the outstanding common stock excluding shares held by Pakhoed and shares not tendered by the Core Shareholders.

         Subject to the foregoing restrictions, Pakhoed may acquire shares by open market purchase, partial tender offer, or private transaction. In response to an increase in the number of outstanding shares of the Corporation's common stock, Pakhoed may purchase unissued shares of common stock under certain circumstances.

         The Standstill Agreement also provides that Pakhoed will not (without prior written approval of the Board, including the concurrence of a majority of the Unaffiliated Directors) (i) deposit any Voting Securities into a voting trust or subject them to a voting agreement except a trust or agreement between Pakhoed and its affiliates or as required by Netherlands law, (ii) join any group for the purpose of acquiring, holding, or disposing of Voting Securities within the meaning of Section 13(d) of the Securities Exchange Act of 1934,
(iii) induce any other person to initiate a tender offer for any securities of the Corporation, or to effect any change of control of the Corporation, or take any action for the purpose of convening a shareholders' meeting, or (iv) acquire more than 1% of any class of securities of any entity that is publicly disclosed to be the beneficial owner of 5% or more of the Voting Securities of the Corporation.

         The Standstill Agreement requires the Corporation to provide Pakhoed with representation on the Board proportionate to its stock ownership. Accordingly, during the Corporation's last fiscal year, Messrs. Eikelboom, Wansik, and Westdijk held three of twelve seats on the Board. Directors designated by Pakhoed are entitled to representation on any committee of the Board at Pakhoed's request. Pakhoed is required to vote its shares so as to afford the Corporation's other shareholders with proportionate representation.

         The Core Shareholder Agreements provide that the Core Shareholders will vote their shares in favor of Pakhoed's representatives, as described in the preceding paragraph, in consideration for the right of the Core Shareholders to sell their shares to Pakhoed after a tender offer by Pakhoed made in accordance with and satisfying the requirements of the Standstill Agreement.

         The terms of the Standstill Agreement have been modified by a Confidentiality Agreement, dated April 12, 1996 between the Corporation and Pakhoed. The Confidentiality Agreement, which was executed in connection with the Tender Offer, provides that Pakhoed may not, without the prior written consent of the Corporation, disclose to any person other than Pakhoed and its representatives, the fact that the Corporation and Pakhoed were considering a transaction. The Confidentiality Agreement further provides that Pakhoed is to keep confidential, subject to being legally compelled to disclose, certain documents provided to Pakhoed by the Corporation in connection with the proposed transaction (the "Evaluation Documents"). In the event that Pakhoed is legally compelled to disclose any of the Evaluation Documents, it is required to notify the Corporation so that the Corporation can take such measure to protect the confidentiality of the Evaluation Documents.

         In connection with a Tender Offer Protocol, attached as Exhibit B to the Confidentiality Agreement (the "Protocol"), the Confidentiality Agreement also provides that Pakhoed, until October 30, 1996 (which was extended to April 30, 1998), except with the written approval of the Corporation, agrees not to:
(i) acquire any of the stock or other securities of the Corporation other than as permitted by the 1986 Standstill Agreement, but specifically excluding the right to make a tender offer pursuant to Section 2.10 of the 1986 Standstill Agreement, (ii) submit to the Corporation or any other person any proposal for a transaction between Pakhoed and Company or involving any of its securities holders other than in accordance with the Protocol, (iii) solicit proxies or shareholder consents with respect to the securities of the Corporation or become a "participant" in any "solicitation" or a member of a "group" (as such terms are used in Regulation 14A and Section 13(d)(3) of the Exchange Act) in opposition to the recommendation of the majority of the Unaffiliated Directors, or (iv) otherwise assist, advise, encourage, or act alone or in concert with any other person in acquiring or attempting to acquire, directly or indirectly, control of the Corporation or its assets.

         Finally, the Confidentiality Agreement provides that if certain conditions set forth in Section 2.1 and 2.2 of the Protocol are satisfied, the standstill provisions of the Confidentiality Agreement automatically extends to April 30, 1998. These conditions were subsequently satisfied on April 26, 1996.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Change of Control Agreements

         The Board of Directors has unanimously approved change of control agreements (the "Agreements") between the Corporation and certain of the named executive officers of the Corporation. At February 29, 1996, the Corporation had Agreements in place with each of the then employed named executive officers (the "Executives"). Each Agreement provides that the Executive will receive compensation for 30 months if his employment is terminated (voluntarily or involuntarily) for any reason other than gross misconduct, death, permanent and total disability, or reaching age 65, provided such termination occurs within 24 months after certain defined events which might lead to a change of control of the Corporation. The compensation will be paid at a rate equal to the Executive's then current salary and target incentive. The compensation is subject to a minimum annual rate of not less than the Executive's average compensation for the preceding three calendar years, and is subject to reduction if the aggregate present value of all payments would exceed three times the Executive's "annualized includible compensation", as defined in Section 280G of the Internal Revenue Code, for the Executive's most recent five taxable years. The Executive will also continue to have "employee" status for the 30-month period and will be entitled to retain most employee benefits and rights during this period.

         The Corporation may cease payments in the event the Executive breaches certain non-competition or confidentiality covenants. The Corporation also has the right to terminate the Agreements upon a one-year notice, except as to rights already accrued as a result of an event which has triggered the change of control provisions of the Agreements. The Board of Directors believes that the terms and conditions of the Agreements are in the best interest of the Corporation because the Agreements will enable the Executives to continue to focus on activities providing for the maximum long-term value to the Corporation's shareholders, even when faced with the possible change of control of the Corporation.

         On May 31, 1996, the Corporation executed letter amendments to the Change of Control Agreements to clarify and make provisions for certain payments to be made in the event the Offer is consummated (the "Letter Amendments"). The Letter Amendments, among other provisions: (i) clarify that the consummation of the Offer is a "change in control," (ii) provide for payment of the 30 months of base compensation, target incentives and benefits in a lump sum upon consummation of the Offer rather than upon termination of the Executive, and
(iii) provide for a "Gross-Up Payment" to each Executive to cover the effect of excise and other taxes on the payments made pursuant to the Change of Control Agreements, as amended, the conversion of outstanding stock options and other payments likely to be treated as "parachute payments" for federal income tax purposes, recognizing that payments in excess of the "three times annualized includible compensation" may be paid to these individuals. Absent a specific agreement to the contrary, the Letter Amendments provide that payments pursuant to the revised agreements shall be in lieu of any other severance benefit which they presently are entitled to in the event of a termination within 30 months after the consummation of the Offer and by execution of the Letter Agreements will also grant a release to the Surviving Corporation of any other claim, right, or cause of action relating to his employment with the Corporation.

         As a result of the Letter Amendments, the estimated amounts payable to the following executive officers in the event of a change of control would be approximately: Mr. Hough, $4,500,000; Mr. Ellwood, $1,000,000; Mr. Fletcher, $1,550,000; Mr. Butler, $1,200,000; Mr. Pruitt, $1,500,000; and Mr. MacAfee,
$1,150,000. These amounts include payments for base compensation, target incentives and benefits, and cash payments for surrender of stock options, restricted stock awards, and deferred cash incentives pursuant to the Corporation's stock option plans. The foregoing amounts do not include the gross up payments which, when determined, will equal the related excise and other taxes attributable to amounts deemed to be parachute payments.

         Employment Separation Agreements

         In connection with Mr. Bernard's retirement, he and the Corporation entered into a separation agreement. Under the agreement, Mr. Bernard (a) receives monthly payments of $41,737 from November 1995 through October 1996,
(b) remained eligible to participate in the Management Annual Incentive Plan for fiscal year 1996, (c) was deemed vested in 802 non-qualified stock options granted April 9, 1990, and (d) is entitled to an additional retirement payment equal to the difference between his monthly pension benefits under the Retirement Plan and the amount of benefits he would have received if he retired at age 62. Mr. Bernard earned no payment under the Incentive Plan for fiscal year 1996. Mr. Bernard's additional retirement payments of $5,280 per month commenced in November 1995 and will continue as long as monthly benefits are paid pursuant to the Retirement Plan.

         In connection with Mr. Alampi's resignation, he and the Corporation also entered into a separation Agreement. Under the Agreement, Mr. Alampi
    (a) terminated his employment with the Corporation effective December 30, 1995, (b) receives monthly payments of $25,212 per month from January 1996 through October 1996, (c) remained eligible to participate in the Management Annual Incentive Plan for fiscal year 1996, (d) is entitled to receive limited outplacement services, and (e) was deemed vested in 3,348 shares of restricted stock and 3,348 non-qualified stock options granted June 21, 1991. Mr. Alampi earned no payment under the Incentive Plan for fiscal year 1996.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNIVAR CORPORATION




    Date:    June 21, 1996                 /s/ Paul H. Hough
           -------------------------       -----------------
                                           Paul H. Hough
                                           President and Chief Executive Officer


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.





    Date:     June 21, 1996        /s/ Gary E. Pruitt
           --------------------    ------------------
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



    By:/s/ William A. Butler
    -------------------------------------
    William A. Butler, Attorney-in-Fact
    Power of Attorney dated  May 2, 1996
                            ------------

                                  EXHIBIT INDEX


Exhibit
Number   Description
Page No.
- --------------------------------------------------------------------------------

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.


    (2.1) Agreement and Plan of Reorganization, dated as of May 31, 1996 among the Registrant, Royal Pakhoed N.V. and UC Acquisition Corp. (Filed as Exhibit 1 of the Registrant's Schedule 14D-9, filed with the Securities and Exchange Commission June 7, 1996, and incorporated by this reference in its entirety.)

    (2.2)   Form of Merger Agreement. (Filed as Exhibit 4 of the Registrant's
            Schedule 14D-9, filed with the Securities and Exchange Commission
            June 7, 1996, and incorporated by this reference in its entirety.)

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

*   10.8    Notice of Transfer and Addendum to Standstill Agreement between
            Univar Corporation and Pakhoed Investeringen B.V., dated as of June
            3, 1992.

   (10.9) Shareholder Agreements relating to change of control of the Corporation with Messrs. James W. Bernard; Richard E. Engebrecht; M.
            M. Harris; Curtis P. Lindley; N. Stewart Rogers; Nat S. Rogers;
            Robert S. Rogers; and James H. Wiborg, dated as of September 19,
            1986 (filed as Exhibit 4(ii) to Form 8-K dated November 1, 1986,
            File No. 0-2754).

*   10.11   Amended and Restated Univar Corporation Supplemental Benefits Plan,
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

Exhibit
Number   Description
Page No.
- --------------------------------------------------------------------------------
   (10.14)  Agreement relating to compensation in the event of a change in control of the Corporation between Univar United Kingdom Ltd. and
            Jeffrey Ellwood, dated as of March 2, 1995 (filed as Exhibit 10.13 to Form 10-K dated May 26, 1995).

*   10.15   Agreement relating to compensation in the event of a change in control of the Corporation between the Corporation and Mr. Paul H.
            Hough, dated as of May 1, 1996.

*   10.16   Agreement relating to compensation in the event of a change in control of the Corporation between the Corporation and Mr. Gary E.
            Pruitt, dated as of March 2, 1995.

*   10.17   Agreement relating to compensation in the event of a change in
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

   (10.22) Pre-emption Agreement between Univar Europe N.V., K&K Greeff Limited and The Dow Chemical Company Limited dated as of June 24, 1991
            (filed as Exhibit 2(v) to Form 8-K dated June 24, 1991, File No.
            1-5858).

*   10.23   Univar Corporation 1992 Long-Term Incentive Plan as amended and restated as of February 28, 1996.

*   10.24   Van Waters and Rogers Ltd. Supplemental Benefits Plans dated June
            25, 1993, as amendedand restated as of May 7, 1996.

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

   (10.28) 1995 Incentive Stock Plan dated April 25, 1995 (filed as Exhibit 4 to Registration Statement on Form S-8, File No. 33-03199).

   (10.29) Form of Director's and Officer's Agreement (Filed as Exhibit 2 to the Registrant's Schedule 14D-9, filed with the Securities and Exchange Commission June 7, 1996, and incorporated by this reference in its entirety.)

   (10.30) Agreement with The Dow Chemical Company, dated May 31, 1996. (Filed as Exhibit 3 to the Registrant's Schedule 14D-9, filed with the Securities and Exchange Commission June 7, 1996, and incorporated by this reference in its entirety.)

Exhibit
Number   Description
Page No.
- --------------------------------------------------------------------------------

   (10.31) Form of Letter to the Registrant's officers clarifying and amending certain change of control agreements, list of executive officers, and schedule of payments. (Filed as Exhibit 7 to the Registrant's
            Schedule 14D-9, filed with the Securities and Exchange Commission
            June 7, 1996, and incorporated by this reference in its entirety.)

   (10.32)  Confidentiality Agreement, dated April 12, 1996 between the
            Registrant and Royal Pakhoed N.V. (Filed as Exhibit 12 to the
            Registrant's Schedule 14D-9, filed with the Securities and Exchange
            Commission June 7, 1996, and incorporated by this reference in its entirety.)

   (10.33) Due Diligence Agreement dated April 22, 1996 between the Registrant and Royal Pakhoed N.V. (Filed as Exhibit 13 to the Registrant's
            Schedule 14D-9, filed with the Securities and Exchange

 *  22      Subsidiaries of Registrant.

    24.1    Consent of Independent Public Accountants - Arthur Andersen LLP

    24.3    Consent of Independent Public Accountants - Arthur Andersen LLP



 *  25      Power of Attorney.

   (27)     Financial Data Schedule

 *  28.2    Form 11-K Annual Report for the Univar Corporation Stock Purchase
            Plan.

    28.3    Form 11-K Annual Report for the Univar Corporation Uni$aver Tax
            Savings Investment Plan.

 *  28.4    Form 11-K Annual Report for the Van Waters & Rogers Ltd./Univar
            Corporation Stock Purchase Plan.

   (99.1) Press Release of Registrant issued June 3, 1996 (Filed as Exhibit 11 to the Registrant's Schedule 14D-9, filed with the Securities and Exchange Commission June 7, 1996, and incorporated by this reference in its entirety.)


* -filed as Exhibits 10.8, 10.11, 10.15, 10.16, 10.17, 10.23, 10.24, 22, 25,
                     28.2, 28.4
respectively, to Form 10-K dated May 17, 1996.