Form 10-Q
period 1996-05-31
UNIVAR CORP
filed 1996-08-16
CIK 101929

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarterly Period Ended May 31, 1996

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
                   Telephone No. (206) 889-3400


Indicate by a check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X   NO ____

On June 17, 1996 the Corporation had outstanding 21,750,757 shares of no par common stock, which is the Corporation's only class of common stock.



UNIVAR CORPORATION and Subsidiaries

INDEX TO FORM 10-Q


                                                     PAGE NO.

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
           May 31, 1996 and February 28, 1996            3

           Consolidated Statements of Operations
           Three Months Ended May 31, 1996 and 1995      4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended May 31, 1996 and 1995      5

           Notes to Condensed Consolidated Financial Statements  6


   Item 2.     Management's Discussion and Analysis of
           Financial Condition and Results of Operations 7



PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K              9



SIGNATURES                                              10

UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) (See Notes)

(000's)                             May 31,    February 28,
                                      1996         1996


 Assets
 Current Assets:
   Cash and cash equivalents       $13,948       $19,053
   Receivables - net               324,952       271,893
   Inventories                     184,731       162,469
   Other current assets             11,300        11,301
                                   -------       -------
       Total current assets        534,931       464,716

 Real Properties Held for Sale
    and Long Term Receivables       24,170        24,193
 Property, Plant and Equipment - net212,598      214,011
 Other Assets                       36,746        37,685
                                  --------      --------
                                  $808,445     $ 740,605
                                  ========     =========

 Liabilities and Shareholders' Equity
 Current Liabilities:
   Bank overdrafts               $  28,802     $  21,217
   Notes payable                    61,814        49,502
   Current portion of long-term debt 4,226         6,389
   Accounts payable                314,129       253,500
   Accrued liabilities              58,673        58,665
       Total current liabilities   467,644       389,273

 Long-term Debt                    115,856       132,812

 Other Long-term Liabilities        38,979        38,914



 Shareholders' Equity
   Common stock                    106,089       105,505
   Retained earnings                80,881        73,859
   Cumulative translation adjustment  -423           246
   Deferred stock compensation expense     -581      - 4
                                  --------      --------
       Total shareholders' equity  185,966       179,606
                                  --------      --------
                                  $808,445      $740,605
                                  ========      ========

UNIVAR CORPORATION and Subsidiaries
Consolidated Statements of Operations (Unaudited) (See Notes)


                                     Three Months Ended
                                          May 31,
 (000's except  share data)           1996         1995
                                    --------     --------
 Sales                             $576,432     $552,932

Cost of Sales                       493,861      475,003
                                   --------     --------

Gross Margin                         82,571       77,929

Gross Margin Percentage               14.3%        14.1%

Operating Expenses                   64,742       61,626
                                     ------       ------

Income from Operations               17,829       16,303

Other Income (Expense):
   Interest expense                 (3,783)      (3,431)
   Other income-net                     699          548
                                    -------      -------
Income Before Provision for Taxes and
    Minority Interest                14,745       13,420

Provision for Taxes on Income         6,096        5,650
                                    -------      -------

Net Income                         $  8,649     $  7,770
                                   ========     ========
Net Income per Share               $   0.40       $ 0.36
                                   ========     ========

Dividends per Share                 $ 0.075     $  0.075
                                   ========     ========

Weighted Average Shares Outstanding  21,813       21,793
                                    ========     ========

UNIVAR CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (See Notes)

                                         Three Months Ended
                                              May 31,
(000's)                                    1996       1995

Cash Flows Provided by Operating Activities:
   Net Income                            $8,649       $7,770
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization       7,381        7,388
      Other                                 205         -194
   Changes in assets and liabilities:
      Accounts receivable               -53,289      -55,076
      Inventories                       -22,627      -18,857
      Accounts payable                   71,199       66,234
      Other current assets                 -483         -285
      Other current liabilities          -1,952        2,083
                                        -------      -------
Net Cash Provided by Operating Activities    9,083     9,063
                                        -------      -------

Cash Flows Used by Investing Activities:
   Investment activity                      457       -1,249
   Additions to property, plant, and equipment        -3,457     -4,507
   Changes in other assets                 -367         -455
                                          -----       ------

Net Cash Used by Investing Activities   -3,367        -6,211
                                         ------       ------

Cash Flows (Used) Provided by Financing Activities:
   Short-term borrowing - net            17,255        8,426
   Common stock activity                      3          -39
   Long-term debt incurred               11,014            0
   Reduction in long-term debt          -37,464       -3,491
   Payment of dividends                  -1,626       -3,270
                                         ------       ------

Net Cash (Used) Provided by Financing Activities    -10,818
1,626
                                        -------      -------

Effect of exchange rate changes on cash      -3        1,429
                                          -----        -----

Net Cash (Used) Provided                 -5,105        5,907

Cash and Cash Equivalents at Beginning of Period     19,053
 19,516
                                        -------      -------

Cash and Cash Equivalents at End of Period$13,948   $ 25,423
                                        =======     ========

UNIVAR CORPORATION and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of presentation

       The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report of the Corporation for the fiscal year ended February 28, 1996, and filed as Item 8 to Form 10-K, Commission File No. 1-5858. On June 24, 1996, the Corporation filed an amendment to its Form 10-K.

      Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending February 29, 1997.

2.   LIFO inventory

      The LIFO method of pricing is used for approximately 54% of the Corporation's inventory. Because an actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time, interim financial results are based on estimated LIFO adjustments and are subject to final fiscal year-end LIFO inventory amounts.

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

UC Acquisition Corp. has filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule 14D-1, dated June 7, 1996 relating to the offer, and the Corporation has filed its Schedule 14D-9 Solicitation /Recommendation Statement concerning the transaction.

The offer is being made pursuant to the Agreement and Plan of Reorganization, dated as of May 31, 1996, among the Corporation, Royal Pakhoed N.V., and UC Acquisition Corp. The offer is subject to certain conditions described in the Schedule 14D-1 and the Schedule 14D-9 and is expected to close not earlier than July 15, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Corporation reported earnings of $8.6 million, or $0.40 per share for its first fiscal quarter ended May 31, 1996, up from $7.8 million or $0.36 per share for the first quarter last year.

Total sales for the quarter were $576.4 million, an increase of 4% over the first quarter last year. European operations lead the way, with sales up 21%, which was attributable to an acquisition in the U.K. Canadian sales decreased 2%, while sales in the United States increased by 1%. In Canada, industrial chemical sales continued to grow, however, adverse weather conditions delayed normal agricultural chemical sales.

Gross margin dollars increased by 6% for the quarter. The gross margin percentage increased to 14.3% compared with 14.1% for the first quarter last year. The increase in margin percentage is due to a change in the mix of products sold, notably decreased volumes of lower margin agricultural chemical sales in Canada. Margin percentage was constant in the U.S. while margin percentage in Europe decreased compared with last year's first quarter.

Total operating expenses for the quarter were $64.7 million, compared with $61.6 million for the first quarter last year. Expenses for the first quarter last year were lower, in part as a result of reversing $1.5 million in unearned executive incentive compensation related to the prior year. Excluding the non-recurring reduction last year, operating expenses increased by 2.6%. As a percentage of sales, operating expenses decreased to 11.2% of sales, compared with 11.4% in the first quarter last year, excluding the non-recurring item.

The Corporation is involved in certain elective and required environmental programs. The following table shows additions to and expenditures charged against the Corporation's environmental accruals for the current and prior year comparable quarters.

                                   Three months ended
                                        May  31,
     (000's)                    1996           1995

- -----------------------------------------------------------------------
     Beginning balance        $16.6          $17.0

     Expense provisions         1.4            1.4

     Expenditures              -1.4           -1.0
                              -----          -----
     Ending balance           $16.5          $17.4
                              =====          =====

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued



Liquidity and Capital Resources

Working capital at the end of the first quarter was $67.3 million, compared with $75.4 million at the prior year-end. Over the same period, the current ratio decreased to 1.14:1 compared with 1.19:1 The change in working capital is due in part to seasonal fluctuations in working capital components and to temporary replacement of long term borrowings with short term borrowings.

Cash flow provided by operations is unchanged at $9.1 million for the quarter, compared to the first quarter last year.

The Corporation has domestic and foreign short-term credit lines totaling $104.7 million, of which $42.9 million was available at quarter-
end.   The  Corporation also has access to funds of up to  $195  million under a medium-term revolving credit agreement with a group of banks, of which $95 million was available at quarter-end. Additionally, the Corporation's non-U.S. subsidiaries have access to funds under terms of a $90 million multi-currency revolving credit agreement, of which $80.8 was available at quarter-end. The Corporation believes its internally generated cash, together with its access to bank lines, will be adequate to fund planned capital expenditures, investments, and to support working capital requirements.

Capital Expenditures

During  the  first quarter of this fiscal year, additions  to  property, plant, and equipment totaled $3.5 million, compared with $4.5 million for the prior year quarter. Current quarter additions consisted primarily of normal replacement and upgrading of fixed assets and construction expenditures for warehouse facilities. The Corporation utilized available cash to fund the capital expenditures.

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

The offer is being made pursuant to the Agreement and Plan of Reorganization, dated as of May 31, 1996, among the Corporation, Royal Pakhoed N.V., and UC Acquisition Corp. The offer is subject to certain conditions described in the Schedule 14D-1 and the Schedule 14D-9 and is expected to close not earlier than July 15, 1996.


Part II.     OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

A Form 8-K, dated May 31, 1996, and filed June 7, 1996, announced the commencement by Royal Pakhoed N.V. of a tender offer for all of the outstanding shares of the Corporation at a per share price of $19.45, to be followed as soon as practicable by a cash out merger for all remaining untendered shares, pursuant to an Agreement and Plan of Reorganization, which was filed as Exhibit 2.1 to the Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




UNIVAR CORPORATION



Date: June 25, 1996  By: \PAUL H. HOUGH
                         -----------------------
                         Paul H. Hough
                         President and Chief Executive Officer
                         (Duly Authorized Officer)



Date: June 25, 1996  By: \ GARY E. PRUITT
                         -----------------
                         Gary E. Pruitt
                         Chief Financial Officer
                         (Principal Financial and Accounting Officer)